Form 10-K
period 1999-03-31
TELECOMMUNICATION PRODUCTS INC
filed 1999-07-15
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1999

                         Commission file number: 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                     84-0916299
  (state or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                     869 Moss Street, Golden, Colorado 80401
                    (address of principal executive offices)

Registrant's telephone number, including area code: (303)278-2725

           Securities registered pursuant to Section 12(b) of the Act:
                            Title of each class: None
            Name of each exchange on which registered: Not applicable
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ___

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 1996: $224,928 (based on information supplied by the National Quotation Bureau, and calculating the weighted average of the lowest bid prices for the stock in fiscal 1996 to be $.01 per share).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of May 28, 1999.

         Documents incorporated by reference:  None.

Exhibit index on page 9                                             Page 1 of 19

                                     PART I


Item 1.  Business.

     Telecommunication Products, Inc. (the "Company") was incorporated in Colorado on June 8, 1983, and successfully completed an initial public offering of its common stock on March 20, 1984. It is engaged in the design, manufacture, and marketing of specialized communication equipment. As of May 28, 1998, the Company employed two persons, with an additional two people available as contract labor as needed.

Products

     Model 9100 Infrared Laser Communication Link. The Model 9100 has been designed to permit the transmission of up to 2.048 million bits per second of asynchronous data for up to 6km. The Model 9100-2B is an upgrade of the Model 9100-2 system. The Model 9100-2B has a peak optical power output of 2.4 watts. The Model 9100-2 previously manufactured and sold by TELPRO had a peak power input to the transmitter laser diode of 1.0 watt. The previously-offered Model 9100-2 system was offered for applications of up to 2.5 miles. The Model 9100-2B infrared laser communication link has an upgrade system gain of 7 db which is anticipated to increase the "line of sight" path distance capabilities to approximately 5 miles. In order to improve the reliability of the Model 9100-2B, this system has been designed to operate from an uninterruptable 48vdc power source or an uninterruptable 115/230vac - 50/60hz primary power source. This system is being marketed as an alternative to microwave or fiber optics communication systems in specific applications. There is no requirement to obtain property easements for burial of fiber or other type cable.

     The upgraded Model 9100-2B infrared laser system capable of 2.048mbps is competitively priced to 18ghz microwave operating with a T1 (1.544mbps) data transmission capability. The specific market target is for microcell interconnection of cellular or PCS networks. It is anticipated the availability of FCC licensing for 18 and 23Ghz microwave frequencies space will become more difficult due to the frequency congestion in metropolitan areas. There is no requirement for FCC licensing for infrared laser communication links.

     The Model 9100 has been tested by the Company in a variety of conditions (-40 to +140 degrees F, and winds up to 86 mph), with a bit error rate in unfaded weather conditions of approximately 10-11, which translates to error-free transmission during 99.9985% of running time, compared with microwave transmission which averages only 85% of running time error-free. The results of these propagation studies have been published in electronic trade journals and presented at many trade shows. Customers for this product range from government and governmental agencies to private industry and foreign corporations. Presently, systems have been sold to customers in Mexico, Canada, Indonesia, Malaysia, and Korea, in addition to the U.S. The Model 9100 is designed to be versatile, and can be adapted for specialized applications, such as the transmission of video signals. This product can also interface with both digital fiber optic and digital microwave systems.

     Sales of the Model 9100 and related equipment accounted for 98% of total revenues in fiscal 1995, 100% of total revenues in fiscal 1994, and 100% in fiscal 1993.

     The company is currently designing an upgrade of a TELPRO atmospheric laser communication link to directly interface with fiber optic communication systems operating at OC-3 (155mbps) protocol. The TELPRO atmospheric laser transmission link will be compatible with large telecommunication company fiber optic systems where authorization to bury or use aerial fiber cables over streets, highways or rivers is either not available or cost prohibitive. We envision the sale of many thousand links (at approximately $40,000 per link) for atmospheric laser, fiber-optic compatible applications for limited distance interconnections with fiber-optic systems.

     Model 1001 Series Converter. This product had an established sales record for the Company, but had a small specialize travel agency market, and in fact contributed nothing to revenues in the last three fiscal years. As a result, this product is no longer being offered by TELPRO.

     Other Products and Services. In the event a prospective customer has particular needs for telecommunications or similarly related technology equipment, the Company from time to time will specially design and manufacture a made-to-order device. Although this area accounted for only 2% of revenues in 1995, and no revenues in the previous two fiscal years, it generated 29% of total revenues in fiscal 1992.

Sales, Markets, and Competition

     The Company sells its products through Mr. Ranniger and outside entities, sales and sales representatives for territories including Alaska, Arizona, California, Texas, Hawaii, Idaho, Louisiana, Montana, Nevada, Oregon, Washington, New Mexico, Washington D.C., Virginia, and Maryland. Internationally, the Company has been approached by individuals/entities interested in representing the Company's products in Korea, Malaysia, and Russia. As of May, 1998, the Company has an exclusive representative agreement for Korea with a firm there which anticipates a continued market for the Company's products in that country. The agreements with the sales representatives for domestic territories, which were signed on and after the spring of 1985, may be terminated by either party on 30 days notice, and are non-exclusive. The Company operates solely out of its Golden, Colorado facility, and all information regarding assets and operating profit and loss is addressed in the accompanying financial statements. As of March 31, 1999 and the date of this report, the Company has no material backlog of orders.

     The Company has had no sales revenues for the past three fiscal years. Therefore, it has had no sales to unaffiliated customers during the past three fiscal years, nor has it had sales in excess of 10% to any individual customers over the past three-year period. The Company's revenues depend on its ability to continue to expand its client base.

     The Company competes generally with a number of other manufacturers of telecommunications equipment. System design and engineering, and component technical features are the principal methods of competition.

Miscellaneous

     As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. Its inventory as of March 31, 1999 was $92,109. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. Patents have not appeared to be important to the industry, and as of December 1990 the Company's patent expired. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Item 2.  Properties.

     The Company is located at 869 Moss Street, Golden, Colorado 80401, and the capacity of the Company's facilities and production equipment is adequate for present activities.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters.

 The Company's Common Stock is traded on the over-the-counter market. The Company has not had any revenues which could be used to pay for updates on these figures since fiscal year ended 3/31/96; however, the ranges of high and low bid quotations for each fiscal quarter for the fiscal years ended 3/31/96 and 3/31/95 as reported by National Quotation Bureau, Incorporated, are as follows:

                  1995                               High            Low
                  ----                               ----            ---
First Quarter  (4/l through 6/30/94)                 .001            .001
Second Quarter (7/l through 9/30/94)                 .001            .001
Third Quarter (10/1 through 12/31/94)                .001            .001
Fourth Quarter (1/1 through 3/31/95)                 .001            .001

                  1996                               High            Low
                  ----                               ----            ---
First Quarter  (4/l through 6/30/95)                 .001            .001
Second Quarter (7/l through 9/30/95)                 .001            .001
Third Quarter (10/1 through 12/31/95)                .001            .001
Fourth Quarter (1/1 through 3/31/96)                 .001            .001

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

     As of March 31, 1999, there were approximately 378 record holders of the Company's Common Stock.

     The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings will be retained for development of the Company's business.

     The underwriter for the initial public offering, Norbay Securities, Inc., of Bayside, New York, is no longer in business. The Company is unaware as to whether a market is still being made in the Company's stock by any brokerage firms.


Item 6.  Selected Financial Data.

Financial Condition:

                                                                        Year ended March 31,
                                         ------------------------------------------------------------------------------------
                                           1999              1998               1997               1996                1995
                                         --------          --------           --------           --------            --------
Current assets                           $ 92,347          $ 92,145           $ 92,765           $ 94,355            $ 98,958
Total Assets                               92,717            93,642             95,379             98,666             105,549
Long Term Debt                                                                                                         24,774
Stockholders'
  (deficiency)                           (556,127)         (495,931)          (442,304)          (388,985)           (332,913)
  equity

Results of Operations:

                                                                        Year ended March 31,
                                         ------------------------------------------------------------------------------------
                                           1999              1998               1997               1996                1995
                                         --------          --------           --------           --------            --------
Total revenues                           $      0          $      0           $      0           $      0            $136,085
Selling, general &
  administrative                           60,196            53,407             53,019             54,540              77,446
Cost of sales                                   0               220                300              1,532              64,030
Net loss                                  (60,196)          (53,627)          ( 53,319)          ( 56,072)           (  9,400)
Loss per share                            ( .0027)          ( .0024)          (  .0024)          (  .0026)             (.0004)
Net cash flows
  from operating                          ( 1,000)          ( 1,413)          (  1,235)          ( 11,645)             43,438
  activities


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Financial Condition and Changes in Financial Condition

     The Company had no revenues in fiscal 1999, 1998, 1997, or 1996; this was a tremendous contrast to fiscal 1995 revenues. As a result, there was again a net loss for the year. This loss has continued the erosion of the stockholders' equity, and such attrition may continue through fiscal 2000. The Company had significant sales to customers in Malaysia and Korea during fiscal 1995, and there appears to be continued interest in these countries, which could, without assurance, result in future sales.

     Since its liquidity was enhanced in fiscal 1984 by a limited offering of the Company's securities in August, 1983 for net proceeds of $218,055, and an initial public offering of its common stock for net proceeds of $493,394 on March 20, 1984, the Company's liquidity has declined due to the initial expenditures required for research and development, and the time involved in securing a market for the Company's products. There are no present or planned commitments for material capital expenditures, and the Company presently has no material unused sources of liquid assets.

     There are  continuing  inquiries  regarding  the  Company's  products  from potential customers, and management believes that marketing efforts by Mr. Ranniger and by its outside commissioned sales dealer and/or sales representatives may continue to increase revenues, thus enabling the Company to sustain operations. Due to the losses sustained by the Company during its development stage and over the intervening years, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and to continue to increase its product sales. Even though the Company has previously been unable to obtain outside conventional financing, it has been able to continue as a going concern due to loans it has received from officers, in addition to those officers deferring their respective salaries since January 1987.

Results of Operations

     Fiscal 1999 was the fourth year of all-time low revenues for the Company. However, the Company has seen such highs and lows over the past years that the future is difficult to project. For instance, although fiscal 1995 revenues were the second highest annual revenues in the previous five-year period, fiscal 1994 total revenues were among the lowest in the Company's history. The total revenues for fiscal 1993 were almost nine times as great as those generated in fiscal 1992, where sales were the lowest in its preceding five year period, and fiscal 1991 revenues were the highest in the Company's history. As a result, it is impossible to speculate as to what will happen in fiscal 2000. Ninety-eight percent of fiscal 1995 revenues, and 100% of fiscal 1994 and 1993 revenues, were generated via sales of the Company's Model 9100 and related equipment.

     The Company has been working to upgrade its Model 9100 system with a new diode which will increase the transmission power of the system from 1 watt power input to 1.2 and 2.4 optical power output, thereby increasing the transmission range to over two miles in normal atmospheric conditions.

     In addition, the Company is upgrading the data rate transmission capabilities of the Model 9100. Presently, the Model 9100-2 is capable of transmitting communication formats of DS-0 (64 kbps), DS-1 (1.544 mbps), and the European standard CEPT HDB-3 (2.048 mbps). Upgrades would allow transmission of additional data rates of OC-1 (51.84 mbps) and OC-2 (155.520 mbps). The present plans to accomplish these upgrades would utilize the same castings, optics, mounts, and most other hardware, therefore reducing the cost of the new design while greatly enhancing system features.

     Other than the above, the Company does not expect any material changes in the mix and relative cost of resources. Raw materials were previously augmented in the anticipation of potential future demand in Asia. As of year end, there were no finished goods in inventory. Inflation has had no material effect on the Company's operations over the last three fiscal years.

     The Company's current cash requirement for payroll is down to zero, due to the fact that the Company's only full time employees, Don and Clara Ranniger, have elected to defer their salaries since January of 1987 in order to help the Company's cash flow. The Company's former engineering technician and another technician/consultant are presently available to work as independent contractors for the Company on an as-needed basis.

     Fiscal 2000 operations will continue to concentrate efforts on increasing sales and production of the Model 9100. However, due to varying economic conditions in the domestic and world-wide market for this product, sales projections are difficult to estimate.

Item 8.  Financial Statement and Supplementary Data.

Index to Financial Statements:

     1.   Compilation Report

     2.   Financial Statements

          a.   Balance Sheets as of March 31, 1999 and 1998;

          b. Statements of Operations for the years ended March 31, 1999, 1998, and 1997;

          c. Statements of Stockholders' Deficiency for the years ended March 31, 1999, 1998, and 1997;

          d. Statements of Cash Flows for the years ended March 31, 1999, 1998, and 1997; and

          e. Notes to Financial Statements for the years ended March 31, 1999, 1998, and 1997.

     3.  Schedule IV - Indebtedness to Related Parties

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

     None.

                                    PART III

Principal Security Holders

 The following table sets forth information, as of May 28, 1999, with respect to the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by all directors and nominees of the Company, and by directors and officers of the Company as a group:

            Shares beneficially owned
            ------------------------------------
            Name of Person or Identity of Group             Number         %
            ------------------------------------         ---------       -----
            Donald E. and Clara H. Ranniger (1)          7,610,000       33.8%
            Travis K. Pethe (2)                          ---             ---
            Harry D. Thompson (2)                        ---             ---
            Daniel P. Newman (2)                         ---             ---
            Five directors and officers                  7,610,000       33.8%
---------------
     (1) Directors, officers, and controlling persons of the Company. Their address is 869 Moss Street, Golden, Colorado 80401.
     (2) Director

Identification of Directors, Executive Officers, Committees, and Related Matters

     The Company elects less than the entire Board of Directors annually. The Board of Directors is divided into three classes. Each class holds office until the second annual meeting succeeding their election. Officers of the Company hold office until the next annual meeting of the Board of Directors immediately following the next annual meeting of shareholders or until removal by the Board of Directors.

     The names of each director and officer, and certain other information about them are set forth below:

       Name                 Age                    Title
-----------------------     ---        -----------------------------------
Class 1 Directors:
 Harry D. Thompson           66         Director
Daniel P. Newman            48         Director
 Class 2 Directors:
Travis K. Pethe             47         Director
 Class 3 Directors:
Donald E. Ranniger          71         Chairman of the Board of Directors,
 President, and Treasurer
Clara H. Ranniger           71         Vice President, Secretary, Director

     Harry D. Thompson, a director since August 6, 1985, has been self-employed as a public accountant since June 1970. He provides services to clients in manufacturing, construction, retail, service and other businesses in connection with establishing and maintaining accounting books and records, taxes, financial reporting, budgeting, management reporting, job costing and financing. The Company made no payments to Mr. Thompson during his last fiscal year, and expects to make payments to Mr. Thompson of less than ten percent of his gross revenues during his current fiscal year. Mr. Thompson holds a bachelors degree in Business Administration from the University of Denver.

     Daniel P. Newman, a director since April 26, 1995, has been a practicing attorney for thirteen years. He received his Juris Doctor degree from the University of Denver in June, 1986. Presently, Mr. Newman is employed as an Appeals Referee for the State of Colorado, where he conducts public hearings on appealed unemployment compensation claims. Mr. Newman defines the issues, questions witnesses, evaluates the evidence, applies appropriate regulations, rules and law, and renders a complete written decision which is final unless appealed to the Industrial Commission. Mr. Newman also has a Bachelor of Arts degree with a major in Psychology from the University of Pennsylvania. In addition, Mr. Newman has a variety of practical business experience.

     Travis K. Pethe, a director since September 21, 1983, was employed by Omnitech Robotics, Inc. as Vice President of Engineering. Previously, he ran his own consulting business after leaving Total Petroleum, Inc. as the Corporate Safety Manager since 1992, where he was responsible for planning, implementation, and oversight of the company's product safety, process safety, occupational safety, and transportation safety programs. From 1979 to 1992, Mr. Pethe was employed by Martin Marietta Astronautics Group, Denver, Colorado, as a manager in system safety, management information systems, and technical operations. From 1974 to 1979, he was a commissioned officer in the United States Air Force. Mr. Pethe is a 1974 graduate of the United States Air Force Academy with a B.S. degree in engineering mechanics and a 1976 graduate of the University of Utah with a master's degree in engineering administration. He is a member of the National Society of Professional Engineers and the American Society of Mechanical Engineers. He expects to devote only so much of his time to the business activities of the Company as may be necessary. It is contemplated that he may act as a contract consultant to the Company from time to time, on product safety and liability prevention matters. The terms of any such consulting arrangement have not been determined.

     Donald E. Ranniger, Chairman of the Board of Directors, President, and Treasurer since June 8, 1983, is employed by the Company full time. He has been president and co-owner of Ranniger Systems, Inc., an affiliate of the Company, since July 1981. Since 1969, Ranniger Systems, Inc. and its predecessor, a sole proprietorship, have engaged in the design, manufacture, and marketing of specialized communication equipment, including infrared voice and data communication links, current converters, and digital/voice response systems. They have also engaged in a manufacturer's representative business. The design and manufacturing portion of their operations was transferred to the Company on June 8, 1983. From July 1959 to March 1963, and again from June 1966 to April 1969, he was a major accounts manager for General Electric Co., where he was responsible for sales of microwave and data processing equipment in a five-state area. He was a district sales manager for Raytheon Co. from March 1963 to June 1966. Mr. Ranniger was employed from October 1955 to July 1959 by Collins Radio Co. as a field project engineer. Mr. Ranniger graduated in 1950 from Central Institute, Kansas City, Missouri. He is a member of the Rocky Mountain Inventors Congress and has been issued a U.S. patent. He holds an FCC general radio license and is a certified engineer by the National Association of Radio & Telecommunications Engineers. He is a Senior Member of the Institute of Electrical and Electronics Engineers. Mr. Ranniger is the husband of Clara Ranniger.

     Clara H. Ranniger, Vice President, Secretary, and a director since June 8, 1983, has been vice president and co-owner of Ranniger Systems, Inc., an affiliate of the Company, since July 1981. Her responsibilities with Ranniger Systems, Inc. included the preparation of bids for government contracts and maintaining the books and records of the corporation. She was associated with Mr. Ranniger in the operations of its predecessor, a sole proprietorship, from August 1974 to July 1981. Mrs. Ranniger is employed by the Company full time, and handles all administrative work for the Company, including purchasing, day-to-day accounting, quality control documentation, inventory, customer and shareholder relations.

     The Board of Directors has a standing audit  committee  consisting of Clara
H. Ranniger and Harry D. Thompson, both of whom are directors. Functions of the audit committee are: engagement or discharge of auditors; prior approval of each professional service provided by the auditors; determining fees; reviewing the audit plan; reviewing internal accounting controls; reviewing the adequacy of financial and accounting personnel; reviewing the results of the audit; and reviewing financial information and press releases concerning financial matters prior to dissemination. The audit committee meets monthly to review the financial statements of the Company, as evidenced by the minutes of such meetings in the Company minute book.

     The Board of Directors has a standing nominating committee consisting of Messrs. Ranniger, Pethe, Thompson, and Mrs. Ranniger. The functions of the committee are to propose nominees for positions on the Board of Directors and to monitor the procedures set forth in the Articles of Incorporation for nominations. These procedures provide, in relevant part, that nominations for the election of directors by shareholders will be considered if they are submitted in writing not less than 14 days nor more than 50 days prior to any annual meeting of shareholders. The written notice must contain specific information about the nominee as required by the Articles of Incorporation.

     There is no compensation committee; similar functions are performed by the Board of Directors.

Management Remuneration and Transactions

     The following table sets forth the cash compensation paid to all officers and directors of the Company as a group for services rendered during the fiscal year ended March 31, 1998 (no officer received cash compensation in excess of $60,000):

No. Persons in Group   Capacities in which served             Cash Compensation
--------------------   --------------------------             -----------------
      Five               Officers and directors                     $  .00  *

     * Mr. & Mrs. Ranniger have deferred payout of their salaries since January, 1987, which deferment amounts to $602,700 through the end of the fiscal year ended March 31, 1999. Mr. & Mrs. Ranniger are still owed outstanding interest of $12,909.17 due from prior loans to the Company, which has not been paid to date, as well as the principal sum of $1,979.24 with additional accruing interest, which was loaned to the Company in the past fiscal years.

     The Company proposes to continue the employment of Mr. and Mrs. Ranniger as officers of the Company at their monthly salaries of $2,500 and $1,600 respectively. Mr. Thompson has provided, and it is proposed that he continue to provide, accounting services to the Company at his customary hourly rates for bookkeeping and for preparation of financial reports. In addition, each director is paid up to $100 plus reasonable expenses for attendance at each Board of Directors' meeting, although the Directors decided to defer this stipend for all meetings during the fiscal years 1988 through 1999.

     The shareholders of the Company adopted an incentive stock option plan (the "Plan") on June 8, 1983. The Plan provides for the granting, in the discretion of the Board of Directors, to the officers and employees of the Company of options (the "Options") to purchase up to 3,000,000 shares of Common Stock. The Options are to be exercisable at the fair market value of the Common Stock on the date of grant, or 110% of such fair market value if the amount of stock owned by the optionee is more than 10% of the total combined voting power of all classes of capital stock of the Company as of the date of grant. The Options are to be exercisable for a period of not longer than ten years from the date of grant, and the Plan expired June 8, 1993. No Options have been granted or exercised under the Plan since its adoption.

     There was no other remuneration paid or distributed to or accrued for the account of the officers and directors of the Company for services to the Company for the last fiscal year or other proposed remuneration, including payments proposed to be made in the future pursuant to any on-going plan or arrangement to officers and directors of the Company, besides that already stated.


     The Company has no other pension or retirement plans, or annuities.

                                     PART IV

Item 14. Exhibits and Financial Statement Schedules, and Reports on Form 8K.

A.  The following documents are filed as a part of this report:

     1.   Financial Statements

          a.   Balance Sheets as of March 31, 1999 and 1998;

          b. Statements of Operations for the years ended March 31, 1999, 1998, and 1997;

          c. Statements of Stockholders' Deficiency for the years ended March 31, 1999, 1998, and 1997;

          d. Statements of Cash Flows for the years ended March 31, 1999, 1998, and 1997; and

          e. Notes to Financial Statements for the years ended March 31, 1999, 1998, and 1997.

     2. Schedule IV, Indebtedness to Related Parties. Besides Schedule IV, which is attached, all other schedules are omitted, as the required information is included in the financial statements or notes thereto.

     3.   Exhibits:

     Form 10-K
    Regulation S-K                                                                       consecutive
    exhibit number                                 Exhibit                               page number
    --------------                ---------------------------------------------          -----------
           3.1                    Articles of Incorporation (incorporated                   N/A
                                  by reference to Exhibit 3.1 of the
                                  Company's Registration Statement on Form
                                  S-18, Registration No. 2-86781-D)
           3.2                    Bylaws (incorporated by reference to                      N/A
                                  Exhibit 3.2 of the Company's Registration
                                  Statement on Form S-18, Registration No.
                                  2-86781-D)
          10.1                    Building Lease (incorporated by reference                 N/A
                                  to Exhibit 10.2 of the Company's Form 10-K
                                  for the fiscal year ended March 31, 1984)
          10.2                    Patent Assignment (incorporated by reference              N/A
                                  to Exhibit 10.2 of the Company's Registration
                                  Statement on Form S-18, Registration No.
                                  2-86781-D)
          10.3                    Incentive Stock Option Plan (incorporated by              N/A
                                  reference to Exhibit 10.5 of the Company's
                                  Registration Statement on Form S-18,
                                  Registration No. 2-86781-D)
          10.4                    Assignment of Products, Ranniger Systems,                 N/A
                                  Inc., as assignor, and the Company, as
                                  assignee (incorporated by reference to
                                  Exhibit 10.6 of the Company's Registration
                                  Statement on Form S-18, Registration No.
                                  2-86781-D)
          28.1                    U.S. Patent No. 3,778,616 (incorporated                   N/A
                                  by reference to Exhibit 28.1 of the
                                  Company's Registration Statement on Form
                                  S-18, Registration No. 2-86781-D)

     B. During the last quarter of its fiscal year ended March 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELECOMMUNICATION PRODUCTS, INC.



                                         By:/s/ Don E. Ranniger
                                            ---------------------------
                                            Don E. Ranniger, President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         May 28, 1999                    By:/s/ Don E. Ranniger
                                            -----------------------------------
                                            Don E. Ranniger,
                                            Chairman of the Board of Directors,
                                            President and Treasurer



         May 28, 1999                    By:/s/ Clara H. Ranniger
                                            -----------------------------------
                                            Clara H. Ranniger, Director and
                                            Vice President and Secretary



         May 28, 1999                    By:/s/ Travis K. Pethe
                                            -----------------------------------
                                            Travis K. Pethe, Director



         May 28, 1999                    By:/s/ Harry D. Thompson
                                            -----------------------------------
                                            Harry D. Thompson, Director



         May 28, 1999                    By:/s/ Daniel P. Newman
                                            -----------------------------------
                                            Daniel P. Newman, Director






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

COMPILATION REPORT




To the Stockholders
Telecommunication Products, Inc.
Golden, Colorado


         In accordance with the United States Securities and Exchange Commission Regulation S-X paragraph 210.3-11, the Company has compiled the accompanying balance sheets of Telecommunication Products, Inc. as of March 31, 1999 and 1998, and the related statement of operations and stockholders' deficiency and statement of cash flows, with notes to financial statements, for the years ended March 31, 1999, 1998, and 1997.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net stockholders' deficiency raise doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         A compilation is limited to presenting in the form of financial statements accounting information and records kept by the Company. The Company has not audited the accompanying financial statements and is not in a position to express an opinion or any other form of assurance on them.










Golden, Colorado
May 28, 1999

TELECOMUNICATIONS PRODUCTS, INC.
BALANCE SHEETS (Unaudited)
MARCH 31, 1999 AND 1998

(See Management's Compilation Report)


ASSETS                                   1999        1998           LIABILITIES AND STOCKHOLDERS' DEFICIENCY     1999        1998
------                                   ----        ----           ----------------------------------------   --------    ---------
CURRENT ASSETS                                                      CURRENT LIABILITES
   Cash                               $    --      $     36          Accounts payable                         $ 15,408     $  6,250
   Accounts receivable                     --                        Accrued liabilities:
Inventories (note 3)                   92,109        92,109             Officers (Note 2)                      602,700      553,500
Prepaid expense                           238            --             Other                                   28,757       28,808
                                      -------      --------                                                   --------     --------
          Total current assets         92,347        92,145
                                      -------      --------                  Total current liabilities         646,865      588,558
PROPERTY AND EQUIPMENT, AT COST:
    Equipment                          46,446        46,446         LONG TERM DEBT - officers/stockholders
    Office furniture and plans         13,776        13,776            (Note 2)                                  1,979        1,015
                                      -------      --------
     Total                             60,222        60,222
   Less accumulated depreciation       59,852        58,725         STOCKHOLDERS' DEFICIENCY (Note 4):
                                      -------      --------           Preferred stock, nonvoting, $1 par
       Net property and equipment         370         1,497              value: 50,000,000 shares authorized;
                                      -------      --------              no shares issued
                                                                      Common stock, no par value; 100,000,000
                                                                         shares authorized; 22,492,800 shares
                                                                         issued and outstanding                 733,768     733,768
                                                                      Accumulated deficit                    (1,289,895) (1,229,699)

                                                                             Total stockholders' deficiency    (556,127)   (495,931)
                                                                                                             ----------  ----------
TOTAL                                 $92,717      $ 93,642       TOTAL                                      $   92,717  $   93,642
                                      =======      ========                                                  ==========  ==========

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS  (Unaudited)
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
------------------------------------------
(See Managements' Compilation Report)

                                         1999              1998           1997
                                         ----              ----           ----
REVENUES:
   Net sales                     $           -     $           -    $         -
                                 -------------     -------------    -----------

      Total revenues                         -                 -              -
                                 -------------     -------------    -----------

EXPENSES:
   Cost of sales                             -               220            300
   Selling, general and
     administrative (Note 2)            60,196            53,407         53,019
                                 -------------     -------------    -----------
        Total expenses                  60,196            53,627         53,319
                                 -------------     -------------    -----------
NET LOSS                         $     (60,196)    $     (53,627)   $   (53,919)
                                 =============     =============    ===========

NET LOSS PER COMMON SHARE        $      (.0027)    $      (.0024)   $    (.0024)
                                 =============     =============    ===========
WEIGHTED-AVERAGE COMMON
    SHARES OUTSTANDING              22,492,800        22,492,800     22,492,800
                                 =============     =============    ===========


See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS'  DEFICIENCY  (Unaudited)
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
-----------------------------------------------------
(See Managements' Compilation Report)

                                                      Common Stock
                                               ----------        ---------         Accumulated               Total
                                                Shares            Amount             Deficit
                                               ----------        ---------         -----------             ----------
BALANCE AT MARCH 31, 1996                      22,492,800         $733,768         $(1,122,753)            $(388,985)
Net loss (Unaudited)                                                                   (53,319)              (53,319)
                                               ----------         --------         -----------             ---------

BALANCE AT MARCH 31, 1997                      22,492,800         $733,768         $(1,176,072)            $(442,304)
Net loss (Unaudited)                                                                   (53,627)              (53,627)
                                               ----------         --------         -----------             ---------

BALANCE AT MARCH 31, 1998                      22,492,800         $733,768         $(1,229,699)            $(495,931)
Net loss (Unaudited)                                                                   (60,196)              (60,196)
                                               ----------         --------         -----------             ---------

BALANCE AT MARCH 31, 1999                      22,492,800         $733,768         $(1,289,895)            $(556,127)
                                               ==========         ========         ===========             =========

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
YEARS ENDED MARCH 31  1999  1998 AND 1997
------------------------------------------
(See Managements' Compilation Report)

                                                                  1999                  1998              1997
                                                                  ----                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (60,196)            $  (53,627)       $ (53,319)
    Adjustments to reconcile net loss to net cash flows
         from operating activities:
      Depreciation and amortization                               1,127                  1,117            1,697
       Increase (decrease) in assets
          and liabilities:
          Accounts receivable
          Inventories
         Prepaid expenses                                          (238)                   222              355
         Accounts payable                                         9,158                  1,935
         Accrued liabilities                                     49,149                 48,940           50,032
                                                              ---------             ----------        ---------


            Net cash flows from operating
               activities                                        (1,000)                (1,413)          (1,235)
                                                              ---------             ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property and equipment                               -                      -                -
                                                              ---------             ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under long-term debt
      and note payable                                              964                  1,015                -
    Principal payments of long-term
      debt and note payable                                           -                      -                -
                                                              ---------             ----------        ---------
            Net cash flows from financing
               activities                                           964                  1,015                -
                                                              ---------             ----------        ---------
NET INCREASE (DECREASE) IN CASH                                     (36)                  (398)          (1,235)
CASH, BEGINNING OF YEAR                                              36                    434            1,669
                                                              ---------             ----------        ---------
CASH END OF YEAR                                              $       -             $       36        $     434
                                                              =========             ==========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid for interest expense                            $       -             $        -        $       -



                                         See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL  STATEMENTS  (Unaudited)
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------
(See Managements' Compilation Report)





1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization  -   Telecommunication   Products,   Inc.  (Company)  was
          incorporated in the State of Colorado on June 8, 1983, to design, manufacture and market specialized communication equipment.

          Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended March 31, 1999, the Company incurred a net loss of $ 60,196 and1 as of that date, the Company has an accumulated deficit of $1,289,895 and a net stockholders' deficiency of $556,127. These factors among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

          Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

         Property and Equipment and Depreciation - Depreciation is provided using the straight-line method over an estimated useful live of five years.

         Revenue   Recognition  -   Revenue  is  recognized  when  products  are
         delivered and accepted by customers.

         Warranty Reserve - The Company grants a one-year warranty on parts and labor for all of its products. The Company has historically experienced minimal warranty claims.

         Net Loss Per Common Share - Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period.

2.       RELATED-PARTY TRANSACTIONS

         One of the Company's directors provides monthly accounting services to the Company. Expenses for such services were $ -0- $ -0- and $ -0-, for 1999, 1998 and 1997 respectively.

         Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. Unpaid compensation expenses of $49,200 annually were incurred in each of the three years in the period ended March 31, 1999 and as of March 31, 1999 and 1998, unpaid compensation to officers/stockholders totaled $602,700 and $553,500, respectively.

         Long-tern debt - officers/stockholders represents an unsecured note payable with interest at 0%. During the years ended March 31, 1999, 1998 and 1997, interest expense of $ 0, $ 0, and $ 0 respectively, was incurred on the note and, at March 31, 1999 and 1998 accrued interest of $12,909 and $12,909 was payable.

3.       INVENTORIES

         Inventories consist of the following at March 31:
                                                      1999              1998
                                                      ----              ----
                     Raw materials               $  55,176         $  55,176
                     Work in process                36,933            36,933
                     Finished goods                      -                 -
                                                 ---------         ---------
                     Total                       $  92,109         $  92,109
                                                 =========         =========


4.       COMMON STOCK

          On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of grant, and the options are exercisable for a period up to 10 years from the grant date. For 10% stockholders, the minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of March 31, 1999, no options have been granted.

5.       INCOME TAXES

         At March 31, 1999 the Company has accumulated net operating loss carryforwards of approximately $ 792,685 which may be utilized to offset future taxable income and which expire through the year 2013. The Company has investment tax credit carryforwards of approximately $3,196 which expire through the year 2001. Additionally, the Company has research and development tax credit carryovers of approximately $16,261 which expire through the year 2002,' accordingly the Company has made no provision for income taxes.


         Pursuant to the Tax Reform Act of 1986, net operating losses utilized in future income tax returns may be subject to alternative minimum tax regulations which may limit up to 10% of the net operating loss carryforward applied in a given year.

TELECOMMUNICATION PRODUCTS, INC.
(See Managements' Compilation Report)

SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES (Unaudited)




YEAR ENDED MARCH 31, 1999
-------------------------                     Balance at                                                    Balance
                                              Beginning           Additions         Deductions               at End
                                             ------------        -----------       ------------            ---------
Notes payable to shareholders-
       Donald E. and
   Clara H Ranmiger*                             1,015                964                                    1,979

YEAR ENDED MARCH 31, 1998
-------------------------                     Balance at                                                    Balance
                                              Beginning           Additions         Deductions               at End
                                             ------------        -----------       ------------            ---------
Notes payable to shareholders-
      Donald E. and
   Clara H.Ranniger*                                  -             1,015                                    1,015


YEAR ENDED MARCH 31, 1997
-------------------------                     Balance at                                                    Balance
                                              Beginning           Additions         Deductions               at End
                                             ------------        -----------       ------------            ---------
Notes payable to shareholders-
       Donald E. and
    Clara H Ranniger*                                 -                 -                   -                   -0-







*   Made to maintain operations.