Form 10-Q
period 1999-06-30
TELECOMMUNICATION PRODUCTS INC
filed 1999-08-17
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For the quarter ended: June 30, 1999

                         Commission file number: 0-11882


                        TELECOMMUNICATION PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                              84-0916299
---------------------------------                            -------------------
  (state or other jurisdiction)                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                     869 Moss Street, Golden, Colorado 80401
                    ----------------------------------------
                    (address of principal executive offices)

       Registrant's telephone number, including area code: (303)278-2725


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.    Yes __X__      No _____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of June 30, 1999.









                                                              Page 1 of 10 pages

ITEM 1 - FINANCIAL STATEMENTS




                        TELECOMMUNICATION PRODUCTS, INC.
                                 Balance Sheets

                                     ASSETS



                                            June 30, 1999         March 31, 1999
                                            -------------         --------------
                                             (unaudited)            (unaudited)

Current assets:
        Cash                                 $     -0-               $     -0-
        Inventories (Note 3)                   92,109                  92,109
        Other                                     238                     238
                                             --------                --------
                                               92,347                  92,347
                                             --------                --------

Property and equipment, at cost:
        Equipment                              46,446                  46,446
        Office furniture and equipment         13,776                  13,776
                                             --------                --------
                                               60,222                  60,222
Less accumulated depreciation                 (59,852)                (59,852)
                                             --------                --------

                                                  370                     370
                                             --------                --------

                                             $ 92,717                $ 92,717
                                             ========                ========






















                       See accompanying notes to condensed
                              financial statements

                        TELECOMMUNICATION PRODUCTS, INC.
                                 Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                               June 30, 1999      March 31, 1999
                                               -------------      --------------
                                                (unaudited)        (unaudited)

Current liabilities:
        Accounts payable                       $    15,768         $    15,408
        Accrued expenses
          Officers                                 610,900             602,700
          Other                                     28,757              28,757
                                               -----------         -----------
             Total current liabilities             655,425             646,865

Long Term Debt-Officers/Stockholders                 6,079               1,979

Stockholders' equity: (Note 5)
        Common stock, no par value
          Authorized - 100,000,000 shares
          Issued and outstanding -
          22,492,800 shares                        733,768             733,768
        Preferred stock, $1 par value,
          non-voting
          Authorized - 50,000,000 shares
          Issued - none

Accumulated deficit                             (1,302,555)         (1,289,895)
                                               -----------         -----------

       Total                                      (568,787)           (556,127)
                                               -----------         -----------

                                               $    92,717         $    92,717
                                               ===========         ===========



















                       See accompanying notes to condensed
                              financial statements

                        TELECOMMUNICATION PRODUCTS, INC.
                             Statement of Operations
                                   (Unaudited)




                                 three months ended         three months ended
                                    June 30, l999              June 30, 1998
                                 --------------------       --------------------


Revenues:
        Sales                        $   -0-                     $    -0-
                                      -------                     -------




Expenses:
        Cost of Sales                     -0-                         -0-
        Selling, general and
          administrative               12,660                      12,321
                                     --------                    --------
                                       12,660                      12,321
                                      -------                    --------


Net (loss)                           $(12,660)                   $(12,321)
                                     ========                    ========

Loss (Loss) per common share         $ (.0006)                   $ (.0006)
                                     ========                    ========



Weighted average common
  shares outstanding               22,492,800                  22,492,800
                                   ==========                  ==========



















                       See accompanying notes to condensed
                              financial statements

                        TELECOMMUNICATION PRODUCTS, INC.
                  Statement of Changes in Stockholder's Equity
                                   (Unaudited)
                        Three months ended June 30, 1999







                                       Common stock
                                --------------------------          Accumulated
                                  Shares            Amount            Deficit
                                ----------        --------         ------------

Balance at March 31, 1999       22,492,800        $733,768         ($1,289,895)

Net loss (unaudited)                                                   (12,660)
                                ----------        --------          ----------

                                22,492,800        $733,768         ($1,302,555)
                                ==========        ========          ==========


























                       See accompanying notes to condensed
                              financial statements

                                  TELECOMMUNICATION PRODUCTS, INC.
                                       Statement of Cash Flow
                                             (Unaudited)


                                                  Three                Three
                                               months ended         months ended
                                               June 30, 1999       June 30, 1998
                                               -------------      --------------

Cash was provided by:

     Increase (Decrease) in Accrued Expenses       8,200               12,145
     Increase (Decrease) in Accounts Payable         360                  -0-
     Net Loans from Officers                       4,100                  200
                                                 -------              -------

     Total Cash Provided                          12,660               12,345
                                                 -------              -------

Cash was used for:

     Net Loss                                     12,660               12,321
                                                 -------              -------

     Total Cash Used                              12,660               12,321
                                                 -------              -------

     Beginning Cash Balance                          -0-                   36
                                                 -------              -------

     Ending Cash Balance                        $    -0-             $     60
                                                 =======              =======




















                       See accompanying notes to condensed
                              financial statements

                        TELECOMMUNICATION PRODUCTS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 1999.

2.  Summary of Significant Accounting Policies

     Telecommunication Products,Inc. (Company) was incorporated in the state of Colorado on June 8, 1983, to design, manufacture and market specialized communication equipment. The Company was in the development stage through March, 1986, principally engaged in research and development activities.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended June 30, 1999, the Company incurred a net loss of $12,660 and, as of that date, the Company has accumulated a deficit of $1,302,555. This factor, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

3.   Inventories

     Inventories are recorded at the lower of cost (first-in first-out) or market and consist of the following:
                                       June 30, 1999            March 31, 1999
                                       -------------            --------------

             Raw materials               $ 55,176                  $ 55,176
             Work in process               36,933                    36,933
             Finished goods                   -0-                       -0-
                                         --------                  --------
                                         $ 92,109                  $ 92,109
                                         ========                  ========

                        TELECOMMUNICATION PRODUCTS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)

4.       Common stock and warrants

         In connection with a March 1984 public offering, the Company sold to the underwriter for $100 warrants to purchase up to 644,280 shares of the Company's no par value common stock. The warrants expired unexercised on January 11, 1989.

5.        Stock option plan

         On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of grant, and the options are exercisable for a period up to 10 years from the grant date. For 10% stockholders, the minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of June 30, 1999, no options had been granted.

6.       Loss per common share and shares outstanding

         Loss per common share is computed by dividing net loss by the weighted average shares outstanding during the period. The weighted shares outstanding included 9,800,000 shares issued to certain persons at a price substantially less than the public offering price. Outstanding warrants are not included in the computation as their effect would be antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Financial Condition and Changes in Financial Condition

         There was again a net loss for this quarter. This loss has continued the erosion of the stockholders' equity, and such attrition may continue through fiscal 2000. The Company had significant sales to customers in Malaysia and Korea during fiscal 1995, and there appears to be continued interest in these countries, which could, without assurance, result in future sales.

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

Results of Operations

         The Company had no sales revenues again this quarter. However, the Company has seen such highs and lows over the past years that the future is difficult to project. For instance, although fiscal 1995 revenues were the second highest annual revenues in the previous five year period, fiscal 1994 total revenues were among the lowest in the Company's history. The total revenues for fiscal 1993 were almost nine times as great as those generated in fiscal 1992, where sales were the lowest in its preceding five year period, and fiscal 1991 revenues were the highest in the Company's history. As a result, it is impossible to speculate as to what will happen in fiscal 2000. Ninety-eight percent of fiscal 1995 revenues, and 100% of fiscal 1994 and 1993 revenues, were generated via sales of the Company's Model 9100 and related equipment.

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


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no material legal proceedings pending or, to the knowledge of the Company's management, threatened to which the Company is a party or of which any of its property is the subject.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  None.

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TELECOMMUNICATION PRODUCTS, INC.



                                      by /s/ Donald E. Ranniger
                                         --------------------------
                                         Donald E. Ranniger, President
                                         (principal financial officer and
                                         chief executive officer)
August 12, 1999