Form 10-Q
period 1999-09-30
TELECOMMUNICATION PRODUCTS INC
filed 1999-11-15
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the quarter ended:  September 30, 1999

                                     Commission file number: 0-11882


                  TELECOMMUNICATION PRODUCTS, INC.
       (Exact name of registrant as specified in its charter)


         Colorado                                  84-0916299
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of September 30, 1999.









                                                  Page 1 of 11 pages


ITEM 1 - FINANCIAL STATEMENTS




                  TELECOMMUNICATION PRODUCTS, INC.
                           Balance Sheets

                               ASSETS



                                 Sept.30, 1999         March 31, 1999
                                 -------------         --------------
                                  (unaudited)              (unaudited)

Current assets:
    Cash                            $   399              $    -0-
    Inventories (Note 3)             92,109                92,109
    Other                               238                   238
                                   --------              --------
                                     92,746                92,347
                                   --------              --------

Property and equipment, at cost:
    Equipment                        46,446                46,446
    Office furniture and equipment   13,776                13,776
                                   --------              --------
                                     60,222                60,222
Less accumulated depreciation       (59,852)              (59,852)
                                   --------              --------

                                        370                   370
                                   --------              --------

                                   $ 93,116              $ 92,717
                                         =======                   ========






















                 See accompanying notes to condensed
                        financial statements


                  TELECOMMUNICATION PRODUCTS, INC.
                           Balance Sheets

                LIABILITIES AND STOCKHOLDERS' EQUITY



                                 Sept.30, 1999         March 31, 1999
                                      -------------            --------------
                                  (unaudited)           (unaudited)

Current liabilities:
    Accounts payable                $16,128              $15,408
    Accrued expenses
      Officers                      627,300                  602,700
      Other                          28,757               28,757
                                   --------             --------
         Total current liabilities      672,185          646,865

Long Term Debt-Officers/Stockholders        2,805                     1,979

Stockholders' equity: (Note 5)
    Common stock, no par value
      Authorized - 100,000,000 shares
      Issued and outstanding -
      22,492,800 shares             733,768              733,768
    Preferred stock, $1 par value,
      non-voting
      Authorized - 50,000,000 shares
      Issued - none

Accumulated deficit                    (1,315,642)              (1,289,895)
                                    -------              -------

       Total                       (581,574)            (556,127)
                                    -------              -------

                                   $ 93,116             $ 93,717
                                          =======                   =======



















                 See accompanying notes to condensed
                        financial statements



                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Operations
                           (Unaudited)




                                three months ended    three months ended
                                  Sept. 30, l999        Sept. 30, 1998
                              --------------------------------------------


Revenues:
     Sales                          $   -0-              $    -0-
                                     -------              -------




Expenses:
     Cost of Sales                       -0-                  -0-
     Selling, general and
       administrative                 13,087               12,348
                                    --------             --------
                                      13,087               12,348
                                     -------             --------


Net (loss)                          $(13,087)            $(12,348)
                                          ========                  ========

Loss (Loss) per common share              $ (.0006)                $ (.0005)
                                          ========                 ========



Weighted average common
  shares outstanding                    22,492,800               22,492,800
                                        ==========               ==========



















                   See accompanying notes to condensed
                          financial statements



              TELECOMMUNICATION PRODUCTS, INC.
                   Statement of Operations
                         (Unaudited)




                                  Six months ended      Six months ended
                                  Sept. 30, l999        Sept. 30, 1998
                              --------------------------------------------


Revenues:
     Sales                          $   -0-              $    -0-
                                     -------              -------




Expenses:
     Cost of Sales                       -0-                  -0-
     Selling, general and
       administrative                 25,747               24,669
                                    --------             --------
                                      25,747               24,669
                                     -------             --------


Net (loss)                          $(25,747)            $(24,669)
                                          ========                  ========

Loss (Loss) per common share              $ (.0011)                $ (.0013)
                                          ========                 ========



Weighted average common
  shares outstanding                    22,492,800               22,492,800
                                        ==========               ==========



















                   See accompanying notes to condensed
                          financial statements












              TELECOMMUNICATION PRODUCTS, INC.
        Statement of Changes in Stockholder's Equity
                         (Unaudited)
             Six months ended September 30, 1999







                               Common stock
                          ---------------------- Accumulated
                            Shares      Amount     Deficit
                          ----------   --------  ------------

Balance at March 31, 1999     22,492,800$733,768     ($1,289,895)

Net loss (unaudited)                            (    25,747)
                         ----------  --------    ----------

                         22,492,800  $733,768   ($1,315,642)
                              ==========   ========       ==========


























             See accompanying notes to condensed
                    financial statements




              TELECOMMUNICATION PRODUCTS, INC.
                   Statement of Cash Flow
                         (Unaudited)


                                             Six                  Six
                                           months ended      months ended
                                           Sept. 30, 1999       Sept. 30, 1998
                                        ------------------ ------------------

Cash was provided by:

     Increase (Decrease) in Accrued Expenses         24,600       24,445
     Increase (Decrease) in Accounts Payable            720          -0-
     Net Loans from Officers                            826          450
                                                     -------      -------

     Total Cash Provided                             26,146       24,895
                                                    -------       -------

Cash was used for:

     Net Loss                                        25,747       24,669
     Increase (Decrease) in other
           Current Assets                                            250
                                                     ------      -------

     Total Cash Used                                 25,747       24,919
                                               ------             ------

     Beginning Cash Balance                             -0-           36
                                                    -------      -------

     Ending Cash Balance                           $    399     $     12
                                                    =======      =======

















                     See accompanying notes to condensed
                            financial statements
                   Notes to Condensed Financial Statements
                                 (Unaudited)


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended September 30, 1999, the Company incurred a net loss of $25,747 and, as of that date, the Company has accumulated a deficit of $1,289,895. This factor, among others, may indicate that the Company will be unable to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

3.   Inventories

     Inventories are recorded at the lower of cost (first-in first-out) or market and consist of the following:
                                           Sept.30, 1999  March 31, 1999
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

                                      TELECOMMUNICATION PRODUCTS, INC.



                                      by _____________________________
                                         Donald E. Ranniger, President
                                         (principal financial officer and
                                            chief executive officer)
November 12, 1999