Form 10-Q
period 1999-12-31
TELECOMMUNICATION PRODUCTS INC
filed 2000-02-11
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended:  December 31, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of December 31, 1999.








                                               Page 1 of 11 pages


ITEM 1 - FINANCIAL STATEMENTS




                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

                             ASSETS



                               Dec. 31, 1999        March 31, 1999
                               -------------        --------------


Current assets:
    Cash                         $   333              $    -0-
    Inventories (Note 3)          92,109                92,109
    Other                            238                   238
                                --------              --------
                                  92,680                92,347
                                --------              --------

Property and equipment, at cost:
    Equipment                     46,446                46,446
    Office furniture and equipment13,776                13,776
                                --------              --------
                                  60,222                60,222
Less accumulated depreciation    (59,852)              (59,852)
                                --------              --------

                                     370                   370
                                --------              --------

                                $ 93,050              $ 92,717
                                 =======              ========






















               See accompanying notes to condensed
                      financial statements


                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY



                               Dec. 31, 1999        March 31, 1999
                               -------------        --------------


Current liabilities:
    Accounts payable             $16,368              $15,408
    Accrued expenses
      Officers                   639,600              602,700
      Other                       28,757               28,757
                                --------             --------
    Total current liabilities    684,725              646,865

Long term debt -
    officers/stockholders          2,805                1,979

Stockholders' equity: (Note 5)
    Common stock, no par value
      Authorized - 100,000,000 shares
      Issued and outstanding -
      22,492,800 shares          733,768              733,768
    Preferred stock, $1 par value,
      non-voting
      Authorized - 50,000,000 shares
      Issued - none

Accumulated deficit           (1,328,248)          (1,289,895)
                                 -------              -------

       Total                    (594,480)            (556,127)
                                 -------              -------

                                $ 93,050             $ 92,717
                                 =======              =======



















               See accompanying notes to condensed
                      financial statements



               TELECOMMUNICATION PRODUCTS, INC.
                    Statement of Operations





                              Three months ended     Three months ended
                                 Dec. 31, l999         Dec. 31, 1998
                            --------------------------------------------


Revenues:
    Sales                         $   -0-             $    -0-
                                   -------             -------




Expenses:
    Cost of Sales                       66                 -0-
    Selling, general and
      administrative                12,540              12,312
                                  --------            --------
                                    12,606              12,312
                                   -------            --------


Net Income (Loss)                 $(12,606)           $(12,312)
                                   ========            ========

Loss (Loss) per common share      $ (.0005)           $ (.0005)
                                   ========            ========



Weighted average common
  shares outstanding            22,492,800          22,492,800
                                ==========          ==========



















                 See accompanying notes to condensed
                        financial statements


            TELECOMMUNICATION PRODUCTS, INC.
                 Statement of Operations





                              Nine months ended     Nine months ended
                                 Dec. 31, l999         Dec. 31, 1998
                            --------------------------------------------


Revenues:
    Sales                         $   -0-            $     -0-
                                   -------             -------




Expenses:
    Cost of Sales                       66                 -0-
    Selling, general and
      administrative                38,287              36,981
                                  --------            --------
                                    38,353              36,981
                                   -------            --------


Net (loss)                        $(38,353)           $(36,981)
                                   ========            ========

Loss per common share             $ (.0017)           $ (.0018)
                                   ========            ========



Weighted average common
  shares outstanding            22,492,800          22,492,800
                                ==========          ==========



















                 See accompanying notes to condensed
                        financial statements











            TELECOMMUNICATION PRODUCTS, INC.
      Statement of Changes in Stockholder's Equity

           Nine months ended December 31, 1999







                              Common stock
                         ----------------------Accumulated
                           Shares    Amount     Deficit
                         ---------- --------  ------------

Balance at 3-31-99      22,492,800  $733,768  ($1,289,895)

Net loss (unaudited)                          (    38,353)
                        ----------  --------   ----------

                        22,492,800  $733,768  ($1,328,248)
                        ==========  ========   ==========


























           See accompanying notes to condensed
                  financial statements




            TELECOMMUNICATION PRODUCTS, INC.
                 Statement of Cash Flow



                                             Nine                Nine
                                          months ended     months ended
                                          Dec. 31, 1999        Dec. 31, 1998
                                       ------------------------------------

Cash was provided by:

     Increase in Accrued Expenses                    36,900             37,745
     (Increase) Decrease in Accounts Receivable         -0-                -0-
     Increase (Decrease) in Accounts Payable            960                -0-
     Increase in officers/stockholders Loan             826                450
                                                     -------            -------

     Total Cash Provided                             38,686             37,195
                                                    -------             -------

Cash was used for:

     Net Loss                                        38,353             36,981
     Increase (Decrease) in Inventories                 -0-                -0-
     Increase (Decrease) in other
        Current Assets                                  -0-                250
                                                     -------            -------

     Total Cash Used                                 38,353             37,231
                                                     ------             ------

     Beginning Cash Balance                             -0-                 36
                                                    -------            -------

     Ending Cash Balance                           $    333           $    -0-
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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended December 31, 1999, the Company incurred a net loss of $38,353 and, as of that date, the Company has accumulated a deficit of $1,328,248. This factor, among others, may indicate that the Company will be unable to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

3.   Inventories

     Inventories are recorded at the lower of cost (first-in first-out) or market and consist of the following:
                                          Dec. 31, 1999 March 31, 1999
                                          ------------- --------------

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

5.    Stock option plan

     On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of grant, and the options are exercisable for a
period up to 10 years from the grant date.   For 10% stockholders, the
minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of December 31, 1999, no options had been granted.

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

                                      TELECOMMUNICATION PRODUCTS, INC.



                                      by _____________________________
                                         Donald E. Ranniger, President
                                         (principal financial officer and
                                           chief executive officer)
January 28, 2000