Form 10-K
period 2000-03-31
TELECOMMUNICATION PRODUCTS INC
filed 2000-06-30
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 2000

                        Commission file number: 0-11882

                       TELECOMMUNICATION PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)

            Colorado                              84-0916299
  (state or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

                    P. O. Box l7013, Golden, Colorado 80402


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

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 2000: $1,799,424 (based on the bid/price of $0.08 published by NASDAQ OTCBB on this date).

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of March 31, 2000.

      Documents incorporated by reference:  None.

Exhibit index on page 12                                         Page 1 of 23
                                    PART I


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

     The upgraded Model 9100-2B infrared laser system capable of
2.048 mbps is competitively priced to 18 ghz microwave operating with a T1 (1.544 mbps) data transmission capability. The specific market target is for microcell interconnection of cellular or PCS networks. It is anticipated the availability of FCC licensing for 18 and 23 ghz microwave frequencies space will become more difficult due to the frequency congestion in metropolitan areas. There is no requirement for FCC licensing for infrared laser communication links.

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

     The company is currently designing an upgrade of a TELPRO atmospheric laser communication link to directly interface with fiber optic communication systems operating at OC-3 (155 mbps) protocol. The TELPRO atmospheric laser transmission link will be compatible with large telecommunication company fiber optic systems where authorization to bury or use aerial fiber cables over streets, highways or rivers is either not available or cost prohibitive.

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

Sales, Markets, and Competition

     The Company sells its products through Mr. Ranniger and outside entities, sales and sales representatives for territories including Alaska, Arizona, California, Texas, Hawaii, Idaho, Louisiana, Montana, Nevada, Oregon, Washington, New Mexico, Washington D.C., Virginia, and Maryland. Internationally, the Company has been approached by individuals/entities interested in representing the Company's products in Korea, Malaysia, and Russia. As of May,
1998, the Company has an exclusive representative agreement for Korea with a firm there which anticipates a continued market for the Company's products in that country. The agreements with the sales representatives for domestic territories, which were signed on and after the spring of 1985, may be terminated by either party on 30 days notice, and are non-exclusive. The Company operates solely out of its Golden, Colorado facility, and all information regarding assets and operating profit and loss is addressed in the accompanying financial statements. As of March 31, 2000 and the date of this report, the Company has no material backlog of orders.


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

Miscellaneous

     As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. Its inventory as of March 31, 2000 was $92,109. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. Patents have not appeared to be important to the industry, and as of December 1990 the Company's patent expired.
None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Item 2.  Properties.

     The building in which the Company was renting its office space has been sold, and the Company presently has no physical location for its offices. The Company currently has a mailing address of Post Office Box 17013, Golden, Colorado, 80402.

Item 3.  Legal Proceedings.
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.

     The Company's common stock is traded on the over-the-counter bulletin board market. The Company has not had any revenues which could be used to pay for official quarterly bid/ask figures from the National Quotation Bureau since fiscal year ended 3/31/96; however, the high and low bid/ask quotations over the past three fiscal years have ranged from 0/not trading to $0.58 (on 3/2/2000). This range reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

     As of March 31, 2000, there were approximately 378 record holders of the Company's Common Stock.

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

Item 6.  Selected Financial Data.

Financial Condition:
                                                 Year ended March 31,
                    2000        1999        1998        1997        1996
Current assets    $ 92,293    $ 92,347    $ 92,145    $ 92,765    $ 94,355
Total Assets      $ 92,293      92,717      93,642      95,379      98,666
Long Term Debt
Stockholders'
  (deficiency)    (609,028)   (556,127)   (495,931)   (442,304)   (388,985)
  equity

Results of Operations:
                                                Year ended March 31,
                    2000        1999        1998        1997        1996
Total revenues    $      0    $      0    $      0    $      0    $      0
Selling, general
  & admin.          52,901      60,196      53,407      53,019      54,540
Cost of sales            0           0         220         300       1,532
Net loss           (52,901)    (60,196)    (53,627)   ( 53,319)   ( 56,072)
Loss per share     ( .0024)    ( .0027)    ( .0025)   (  .0024)   (  .0026)
Net cash flows
  from operating   (   642)    ( 1,000)    ( 1,413)   (  1,235)   ( 11,645)
  activities

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Financial Condition and Changes in Financial Condition

     The Company had no revenues in the past five fiscal years (in contrast to the substantial revenues earned by the Company in fiscal 1995). As a result, there was again a net loss for the year. This loss has continued the erosion of the stockholders' equity, and such attrition may continue through fiscal 2001. The Company had significant sales to customers in Malaysia and Korea during fiscal 1995, and there appears to be continued interest in these countries, which could, without assurance, result in future sales.

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

Results of Operations

     Fiscal 2000 was the fifth year of all-time low revenues for the Company. However, the Company has seen such highs and lows over the past years that the future is difficult to project. For instance, although fiscal 1995 revenues were the second highest annual revenues in the previous five-year period, fiscal 1994 total revenues were among the lowest in the Company's history. The total revenues for fiscal 1993 were almost nine times as great as those generated in fiscal 1992, where sales were the lowest in its preceding five year period, and fiscal 1991 revenues were the highest in the Company's history. As a result, it is impossible to speculate as to what will happen in fiscal 2001. Ninety-eight percent of fiscal 1995 revenues, and 100% of fiscal 1994 and 1993 revenues, were generated via sales of the Company's Model 9100 and related equipment.

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

     Fiscal 2001 operations will continue to concentrate efforts on increasing sales and production of the Model 9100. However, due to varying economic conditions in the domestic and world-wide market for this product, sales projections are difficult to estimate.

Item 8.  Financial Statement and Supplementary Data.

Index to Financial Statements:
     1.   Compilation Report
     2.   Financial Statements
          a.  Balance Sheets as of March 31, 2000 and 1999;
          b. Statements of Operations for the years ended March 31, 2000, 1999, and 1998;
          c. Statements of Stockholders' Deficiency for the years ended March 31, 2000, 1999, and 1998;
          d. Statements of Cash Flows for the years ended March 31, 2000, 1999, and 1998; and
          e. Notes to Financial Statements for the years ended March 31, 2000, 1999, and 1998.
     3.  Schedule IV - Indebtedness to Related Parties


Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

     None.

                                   PART III

Principal Security Holders

     The following table sets forth information, as of June 24, 2000, with respect to the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by all directors and nominees of the Company, and by directors and officers of the Company as a group:

     Shares beneficially owned
     Name of Person or Identity of Group             Number             %
     Donald E. and Clara H. Ranniger (1)          7,610,000           33.8%
     Travis K. Pethe (2)                             25,000            0.1%
     Harry D. Thompson (2)                        ---                 ---
     Daniel P. Newman (2)                         ---                 ---
     Five directors and officers                  7,610,000           33.9%
_______________
      (1) Directors, officers, and controlling persons of the Company. Their address is P. O. Box 17013, Golden, Colorado
80402.
      (2)  Director

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

      The names of each director and officer, and certain other information about them are set forth below:

       Name            Age                          Title
Class 1 Directors:
Harry D. Thompson       67    Director
Daniel P. Newman        49    Director
Class 2 Directors:
Travis K. Pethe         48    Director
Class 3 Directors:
Donald E. Ranniger      72    Chairman of the Board of Directors,
                                                 President, and
                                                Treasurer
Clara H. Ranniger       72    Vice President, Secretary, Director

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

      Travis K. Pethe, a director since September 21, 1983, is employed by Air Methods, Inc. as Program Manager since June, 1999. Previously, Mr. Pethe was Vice President of Omnitech Robotics, Inc. Prior to that, he ran his own consulting business after leaving Total Petroleum, Inc. as the Corporate Safety Manager since 1992, where he was responsible for planning, implementation, and oversight of the company's product safety, process safety, occupational safety, and transportation safety programs. From 1979 to 1992, Mr. Pethe was employed by Martin Marietta Astronautics Group, Denver, Colorado, as a manager in system safety, management information systems, and technical operations. From 1974 to 1979, he was a commissioned officer in the United States Air Force. Mr. Pethe is a 1974 graduate of the United States Air Force Academy with a B.S. degree in engineering mechanics and a 1976 graduate of the University of Utah with a master's degree in engineering administration. He is a member of the National Society of Professional Engineers and the American Society of Mechanical Engineers. He expects to devote only so much of his time to the business activities of the Company as may be necessary. It is contemplated that he may act as a contract consultant to the Company from time to time, on product safety and liability prevention matters. The terms of any such consulting arrangement have not been determined.

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

Management Remuneration and Transactions

      The following table sets forth the cash compensation paid to all officers and directors of the Company as a group for services rendered during the fiscal year ended March 31, 2000 (no officer received cash compensation in excess of $60,000):

No. Persons in Group  Capacities in which served  Cash Compensation
          Five         Officers and directors                      $  .00  *
* Mr. & Mrs. Ranniger have deferred payout of their salaries since
January, 1987, which deferment amount totals $651,900 through the end of the fiscal year ended March 31, 2000. Mr. & Mrs. Ranniger are still owed outstanding interest of $12,909.17 due from prior loans to the Company, which has not been paid to date, as well as the principal sum of $2,805.24 with additional accruing interest, which was loaned to the Company in the past fiscal years.

      The Company proposes to continue the employment of Mr. and Mrs. Ranniger as officers of the Company at their monthly salaries of $2,500 and $1,600 respectively. Mr. Thompson has provided, and it is proposed that he continue to provide, accounting services to the Company at his customary hourly rates for bookkeeping and for preparation of financial reports. In addition, each director is paid up to $100 plus reasonable expenses for attendance at each Board of Directors' meeting, although the Directors decided to defer this stipend for all meetings during the fiscal years 1988 through 2000.

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


                                    PART IV

Item 14. Exhibits and Financial Statement Schedules, and Reports on Form 8K.

A.  The following documents are filed as a part of this report:

   1.    Financial Statements
         a.    Balance Sheets as of March 31, 2000 and 1999;
         b.    Statements of Operations for the years ended March 31,
               2000, 1999, and 1998;
         c.    Statements of Stockholders' Deficiency for the years
               ended March 31, 2000, 1999, and 1998;
         d.    Statements of Cash Flows for the years ended March 31,
               2000, 1999, and 1998; and
         e.    Notes to Financial Statements for the years ended
               March 31, 2000, 1999, and 1998.
   2.    Schedule IV, Indebtedness to Related Parties.  Besides
         Schedule IV, which is attached, all other schedules are
         omitted, as the required information is included in the
         financial statements or notes thereto.
   3.    Exhibits:
 Form 10-K
Regulation S-K
consecutive
exhibit number                      Exhibit                            page
number
    3.1            Articles of Incorporation (incorporated             N/A
                   by reference to Exhibit 3.1 of the
                   Company's Registration Statement on Form
                   S-18, Registration No. 2-86781-D)
    3.2            Bylaws (incorporated by reference to                N/A
                   Exhibit 3.2 of the Company's Registration
                   Statement on Form S-18, Registration No.
                   2-86781-D)
   10.1            Building Lease (incorporated by reference           N/A
                   to Exhibit 10.2 of the Company's Form 10-K
                   for the fiscal year ended March 31, 1984)
   10.2            Patent Assignment (incorporated by ref.    N/A
                   to Exhibit 10.2 of the Company's Registration
                   Statement on Form S-18, Registration No.
                   2-86781-D)
   10.3            Incentive Stock Option Plan (incorp. by    N/A
                   reference to Exhibit 10.5 of the Company's
                   Registration Statement on Form S-18,
                   Registration No. 2-86781-D)
   10.4            Assignment of Products, Ranniger Systems,           N/A
                   Inc., as assignor, and the Company, as
                   assignee (incorporated by reference to
                   Exhibit 10.6 of the Company's Registration
                   Statement on Form S-18, Registration No.
                   2-86781-D)
   28.1            U.S. Patent No. 3,778,616 (incorporated             N/A
                   by reference to Exhibit 28.1 of the
                   Company's Registration Statement on Form
                   S-18, Registration No. 2-86781-D)
B. During the last quarter of its fiscal year ended March 31, 2000, the Company filed two reports on Form 8-K. The first was filed on 3/3/2000, and gave notice that the Company was in negotiations for a substantive transaction, and that another 8-K would be filed if the negotiations were successful; as of the date of this present filing, that transaction is moot. The second 8-K (and 8-KA/amended) was filed on 3/20/2000 and gave notice of an address change for the Company.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELECOMMUNICATION PRODUCTS, INC.



                                         By:_____________/s/_____________
                                            Don E. Ranniger, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 26, 2000                            By:____________/s/____________
                                             Don E. Ranniger, Chairman of
                                             the Board of Directors,
                                             President and Treasurer



June 26, 2000                            By:____________/s/____________
                                             Clara H. Ranniger, Director
                                             and Vice President and
                                             Secretary



June 26, 2000                            By:____________/s/_____________
                                             Travis K. Pethe, Director



June 26, 2000                            By:____________/s/_____________
                                             Harry D. Thompson, Director



June 26, 2000                            By:____________/s/_____________
                                             Daniel P. Newman, Director




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



COMPILATION REPORT




To the Stockholders
Telecommunication Products, Inc.
Golden, Colorado


         In accordance with the United States Securities and Exchange Commission Regulation S-X paragraph 210.3-11, the Company has compiled the accompanying balance sheets of Telecommunication Products, Inc. as of March 31, 2000 and 1999, and the related statement of operations and stockholders' deficiency and statement of cash flows, with notes to financial statements, for the years ended March 31, 2000, 1999, and 1998.

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










Golden, Colorado
June 26, 2000





                                      F-1
TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEETS (Unaudited)
MARCH 31, 2000 AND 1999
(See Management's Compilation Report)


                                   2000                       1999
ASSETS

CURRENT ASSETS
     Cash                      $    184                        -0-
     Inventories (Note 3)        92,109                     92,109
     Prepaid expenses                                          238
                               --------                   --------
                                 92,293                     92,347
                               --------                   --------

PROPERTY AND EQUIPMENT
     Equipment                   46,446                     46,446
     Office furniture
        and equipment            13,776                     13,776
                               --------                   --------
        Total                    60,222                     60,222
Less accumulated depreciation    60,222                     59,852
                               --------                   --------
    Net property
        and equipment              -0-                         370
                               --------                   --------

TOTAL                          $ 92,293                   $ 92,717
                                =======                   ========



















                       See notes to financial statements

                                      F-2

TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEETS (Unaudited) - Continued
MARCH 31, 2000 AND 1999
(See Management's Compilation Report)


                                   2000                       1999

LIABILITIES AND
     STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable          $ 17,859                   $ 15,408
     Accrued liabilities
        Officers (Note 2)       651,900                    602,700
        Other                    28,757                     28,757
                               --------                   --------
                                698,516                    646,865

LONG TERM DEBT
     Officers/stockholders
     (Note 2)                    2,805                       1,979

STOCKHOLDERS' DEFICIENCY
     (Note 4)
     Common stock, no par value
        Authorized:
        100,000,000 shares
        Issued & outstanding:
        22,492,800 shares       733,768                    733,768
     Preferred stock
        $1 par value,
        Non-voting
        Authorized:
        50,000,000 shares
        Issued: none
Accumulated deficit           (1,342,796)               (1,289,895)
                                 -------                   -------
     Total stockholders'
        deficiency              (609,028)                 (556,127)
                                 -------                   -------

TOTAL                           $ 92,293                  $ 92,717
                                 =======                   =======






                       See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF OPERATIONS (Unaudited)
YEARS ENDING MARCH 31, 2000, 1999, AND 1998
(See Management's Compilation Report)


                                  2000          1999          1998

REVENUES
     Net sales                $    -0-      $    -0-      $    -0-
                                ------        ------        ------
        Total revenues             -0-           -0-           -0-

EXPENSES
     Cost of sales                 -0-           -0-           220
     Selling, general and
        administrative          52,901        60,196        53,407
        (Note 2)
                                ------        ------        ------
        Total expenses          52,901        60,196        53,627


NET LOSS                      $(52,901)     $(60,196)     $(53,627)
                              =========     =========     =========


NET LOSS PER COMMON SHARE     $(0.0024)     $(0.0027)     $(0.0025)
                              =========     =========     =========


WEIGHTED-AVERAGE COMMON
     SHARES OUTSTANDING     22,492,800    22,492,800    22,492,800
                            ==========    ==========    ==========

















                       See notes to financial statements

                                      F-4
TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
YEARS ENDING MARCH 31, 2000, 1999, AND 1998
(See Management's Compilation Report)


                           Common Stock     Accumulated     Total
                         Shares    Amount     Deficit

BALANCE AT MARCH 31,
     1997            22,492,800  $733,768  $(1,176,072)  $(442,304)
Net loss (Unaudited)                           (53,627)    (53,627)
                                            -----------   ---------
BALANCE AT MARCH 31,
     1998            22,492,800  $733,768  $(1,229,699)  $(495,931)
Net loss (Unaudited)                           (60,196)    (60,196)
                                           -----------   ---------
BALANCE AT MARCH 31,
     1999            22,492,800  $733,768  $(1,289,895)  $(556,127)
Net loss (Unaudited)                           (52,901)    (52,901)
                                           -----------   ---------
BALANCE AT MARCH 31,
     2000            22,492,800  $733,768  $(1,342,796)  $(609,028)
                     ==========   =======    =========     =======


























                       See notes to financial statements

                                      F-5
TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF CASH FLOWS (Unaudited)
YEARS ENDING MARCH 31, 2000, 1999, AND 1998
(See Management's Compilation Report)

                                  2000          1999          1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
Net loss                      $(52,901)     $(60,196)     ($53,627)
Adjustments to reconcile
   net loss to net cash
   flows from operating
   activities:
Depreciation and                   370         1,127         1,117
   amortization
Increase (decrease) in
   assets & liabilities
Accounts receivable
Inventories
Prepaid expenses                   238          (238)          222
Accounts payable                 2,451         9,158         1,935
Accrued liabilities             49,200        49,149        48,940
                              --------      --------      --------

CASH FLOWS FROM
     INVESTING ACTIVITIES
Payments for property and
     equipment                    --            --            --
                              --------      --------      --------

CASH FLOWS FROM
     FINANCING ACTIVITIES
Borrowing under long-term
     debt & notes payable          826           964         1,015
Principal payments of long-
     term debt & notes payable
                              --------      --------      --------
     Net cash flows from
     financing activities          826           964         1,015

NET INCREASE (DECREASE)
     IN CASH                       184           (36)         (398)

CASH, BEGINNING OF YEAR            -0-            36           434
                              --------      --------      --------
CASH, END OF YEAR                  184           -0-            36
                              ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense     -0-           -0-           -0-

                       See notes to financial statements
                                      F-6
TELECOMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
YEARS ENDING MARCH 31, 2000, 1999, AND 1998
(See Management's Compilation Report)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Telecommunication Products, Inc. (Company) was incorporated in the State of Colorado on June 8, 1983, to design, manufacture and market specialized communication equipment.

         Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended March 31, 2000, the Company incurred a net loss of $52,901 and, as of that date, the Company has an accumulated deficit of $1,342,796 and a net stockholders' deficiency of $609,028. These factors, among others, may indicate that the Company will be unable to continue as a going concern.
The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

         Inventories - Inventories are stated at the lower or cost (first-in, first-out) or market.

         Property and Equipment and Depreciation - Depreciation is provided using the straight-line method over an estimated useful life of five years.

         Revenue Recognition - Revenue is recognized when products are delivered and accepted by customers.

         Warranty Reserve - The Company grants a one-year warranty on parts and labor for all of its products. The Company has historically experienced minimal warranty claims.

         Net Loss Per Common Share - Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period. The weighted shares outstanding include 9,800,000 shares issued to certain persons at a price substantially less than the public offering price.

                                      F-7

2.  RELATED PARTY TRANSACTIONS

         One of the Company's directors provides accounting services to the Company. Expenses for such services were $1,250, $-0-, and
 $-0- for 2000, 1999, and 1998, respectively.

         Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. Unpaid compensation expenses of $49,200 annually were incurred in each of the subsequent years and as of March 31, 2000 and 1999, unpaid compensation to officers/stockholders totaled $651,900 and $602,700 respectively.

         Long-term debt - officers/stockholders represents an unsecured note payable with interest at 0%. During the years ended March 31, 2000, 1999, and 1998, interest expense of $ 0, $ 0, and
$ 0, respectively, was incurred on the note and, at March 31, 2000 and 1999, accrued interest of $12,909 and $12,909 was payable. Officers/stockholders have also loaned monies to the Company on a short-term basis, as reflected on Schedule IV below. This debt may incur interest of up to 21% per annum pursuant to an agreement with the Company.

3.       INVENTORIES

         Inventories consist of the following at March 31,
                                       1999         2000

        Raw materials              $ 55,176     $ 55,176
        Work in process              36,933       36,933
        Finished goods                  -0-          -0-
                                   --------     --------
Total                              $ 92,109     $ 92,109
                                   ========     ========
4.       COMMON STOCK

         On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of the grant, and the options are exercisable for a period up to 10 years from the date of the grant. For 10% stockholders, the minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of March 31, 2000, no options have been granted.

         In connection with the March 1984 public offering, the Company sold to the underwriter for $100 warrants to purchase up to 644,280 shares of the Company's no par value common stock. The warrants expired unexercised on January 11, 1989.
                                      F-8

5.       INCOME TAXES

         At March 31, 2000 the Company has accumulated net operating loss carryforwards of approximately $625,258 which may be utilized to offset future taxable income and which expire through the year 2014. The Company has investment tax credit carryforwards of approximately $3,196 which expire through the year 2001. Additionally, the Company has research and development tax credit carryovers of approximately $16,261 which expire through the year 2002. Accordingly, the Company has made no provision for income taxes.

         Pursuant to the Tax Reform Act of 1986, net operating losses utilized in future income tax returns may be subject to alternative minimum tax regulations which may limit up to 10% of the net operating loss carryforward applied in a given year.


SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES (Unaudited)


YEAR ENDED MARCH 31, 2000

                 Balance at                              Balance at
                 Beginning     Additions    Deletions       End
Notes payable
to shareholders       1,979          826                      2,805
Donald E. and
Clara H. Ranniger*

YEAR ENDED MARCH 31, 1999

                 Balance at                              Balance at
                 Beginning     Additions    Deletions       End
Notes payable
to shareholders       1,015          964                      1,979
Donald E. and
Clara H. Ranniger*

YEAR ENDED MARCH 31, 1998

                 Balance at                              Balance at
                 Beginning     Additions    Deletions       End
Notes payable
to shareholders         -0-        1,015                      1,015
Donald E. and
Clara H. Ranniger*




* Made to maintain operations