Form 10-Q
period 2000-06-30
TELECOMMUNICATION PRODUCTS INC
filed 2000-08-10
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended:  June 30, 2000

                                  Commission file number: 0-11882


                TELECOMMUNICATION PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)


         Colorado                                  84-0916299
(state or other jurisdiction)                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

             P.O. Box 17013, Golden, Colorado 80402
            (address of principal executive offices)

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

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  22,492,800 as of
 June 30, 2000.

                                               Page 1 of 11 pages

ITEM 1 - FINANCIAL STATEMENTS

                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

                             ASSETS

                          		June 30, 2000        	March 31, 2000
                          		-------------	        --------------
		                          (unaudited)           (unaudited)

Current assets:
	Cash                         $   152              $    184
	Inventories (Note 3)          92,109                92,109
 Other                            -0-                   -0-
	                            --------              --------
	                              92,261                92,293
	                            --------              --------

Property and equipment, at cost:
	Equipment                     46,446                46,446
	Office furniture/equipment    13,776                13,776
	                            --------              --------
	                              60,222                60,222
Less accumulated depreciation (60,222)              (60,222)
                             --------              --------
	                                 -0-                   -0-
	                            --------              --------

	                            $ 92,261              $ 92,293
                              =======              ========






               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY


                              June 30, 2000     	March 31, 2000
                              -------------      --------------
                           		 (unaudited)	       (unaudited)

Current liabilities:
	Accounts payable             $  17,859            $  17,859
	Accrued expenses
	  Officers                     664,200              651,900
	  Other                         28,757               28,757
	                              --------             --------
	Total current liabilities      710,816              698,516

Long Term Debt-
	Officers/Stockholders            2,805                2,805

Stockholders' equity: (Note 5)
	Common stock, no par value
	  Authorized - 100,000,000 shares
	  Issued and outstanding -
	  22,492,800 shares            733,768              733,768
	Preferred stock, $1 par value,
	  non-voting
	  Authorized - 50,000,000 shares
	  Issued - none

Accumulated deficit          (1,355,128)          (1,342,796)
	                              --------             --------

       Total                   (621,360)            (609,028)
	                               -------              -------

	                             $  92,261            $  92,293
                                 =======             =======






               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Operations
                           (Unaudited)


                           three months ended    three months ended
                         	   June 30, 2000         June 30, 1999
	                          -------------------  	------------------

Revenues:
	Sales                         $    -0-           $     -0-
	                               -------             -------

Expenses:
	Cost of Sales                      -0-                 -0-
	Selling, general and
	  administrative                12,332              12,660
	                               -------             -------
	                                12,332              12,660
	                               -------             -------


Net (loss)                     $(12,332)           $(12,660)
                                ========            ========

Loss (Loss) per common share   $ (.0006)           $ (.0006)
                                ========            ========


Weighted average common
  shares outstanding          2,492,800          22,492,800
                              =========          ==========






               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
          Statement of Changes in Stockholder's Equity
                           (Unaudited)
                 Three months ended June 30, 2000



                         	    Common stock
	                             ----------------------  Accumulated
	                             Shares	    Amount       Deficit
                             	----------	--------     -----------

Balance at March 31, 2000    22,492,800  $733,768     ($1,342,796)

Net loss (unaudited)		                                (    12,332)
                             ----------  --------      ----------

                             22,492,800  $733,768     ($1,355,128)
                             ==========  ========      ==========







               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Cash Flow
                           (Unaudited)


                                           Three            Three
                                    	   months ended	    months ended
	                                       June 30, 2000    June 30, 1999
	                                       -------------    -------------
Cash was provided by:

     Increase (Decrease) in
        Accrued Expenses                     12,300            8,200
     Increase (Decrease) in
        Accounts Payable	                               	        360
     Net Loans from Officers	                                  4,100
                                            -------          -------

     Total Cash Provided                     12,300           12,660
                                            -------          -------

Cash was used for:

     Net Loss                                12,332           12,660
                                            -------          -------

     Total Cash Used                         12,332           12,660
                                      	     -------          -------

     Beginning Cash Balance                     184              -0-
                                            -------          -------

     Ending Cash Balance                   $    152              -0-
                                            =======          =======







                    See accompanying notes to condensed
                           financial statements
                                    -6-

                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)

1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2000.

2.  Summary of Significant Accounting Policies

     Telecommunication Products, Inc. (Company) was incorporated in the state of Colorado on June 8, 1983, to design, manufacture and market specialized communi-cation equipment. The Company was in the development stage through March, 1986, principally engaged in research and development activities.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial state-ments, during the quarter ended June 30, 2000, the Company incurred a net loss of $12,332 and, as of that date, the Company has accumulated a deficit of $1,355,128. This factor, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

     Revenue is recognized when products are delivered and accepted by customers. Depreciation for property and equipment is calculated using the straight-line method over an estimated useful life of five years. The Company grants a one-year warranty on parts and labor for all its products, but has historically experienced minimal warranty claims.

     Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. As of June 30, 2000, unpaid compensation claimed by officers/stockholders totals $664,200.

                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)

     Long-term debt includes a note payable to officers/stockholders for $2,805, and officers are also owed accrued interest of $12,909 for previous monies loaned to the Company to sustain operations. Although the note payable presently incurs 0% interest, certain debt could potentially incur interest of up to 21% per annum pursuant to an agreement with the Company.

3.   Inventories

     Inventories are recorded at the lower of cost (first-in first-out) or market and consist of the following:
		                    June 30, 2000	  March 31, 2000
	                    	-------------	  --------------
	Raw materials	         $ 55,176	       $ 55,176
	Work in process	         36,933	         36,933
	Finished goods	             -0-	            -0-
		                      --------	       --------
		                      $ 92,109	       $ 92,109
		                     ========	        ========

4.	Common stock and warrants

     In connection with a March 1984 public offering, the Company sold to the underwriter for $100 warrants to purchase up to 644,280 shares of the Company's no par value common stock. The warrants expired unexercised on January 11, 1989.

5.	 Stock option plan

     On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of grant, and the options are exercisable for a period up to
10 years from the grant date.   For 10% stockholders, the minimum exercise
price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of June 30, 2000, no options had been granted.

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

     There are continuing inquiries from potential customers regarding the Company's products, and management believes that marketing efforts by Mr. Ranniger and by its outside commissioned sales dealer and/or sales represen-tatives may continue to increase revenues, thus enabling the Company to sustain operations. Due to the losses sustained by the Company during its development stage and over the intervening years, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and to continue to increase its product sales. Even though the Company has previously been unable to obtain outside conventional financing, it has been able to continue as a going concern due to loans it has received from officers, in addition to those officers deferring their respective salaries since January 1987.


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

                                 TELECOMMUNICATION PRODUCTS, INC.



                                 by ______________/s/______________
                                    Donald E. Ranniger, President
                                   (principal financial officer and
                                    chief executive officer)
August 10, 2000