Form 10-Q
period 2000-09-30
TELECOMMUNICATION PRODUCTS INC
filed 2000-11-21
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended:  September 30, 2000

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of September 30, 2000.

ITEM 1 - FINANCIAL STATEMENTS




                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

                             ASSETS



                             Sept. 30, 2000       March 31, 2000
                             --------------       --------------
                               (unaudited)         (unaudited)

Current assets:
     Cash                         $45,062              $    184
     Inventories (Note 3)          92,109                92,109
Other                                 -0-                   -0-
                                 --------              --------
                                  137,171                92,293
                                 --------              --------

Property and equipment, at cost:
     Equipment                     46,446                46,446
     Office furniture/equipment    13,776                13,776
                                 --------              --------
                                   60,222                60,222
Less accumulated depreciation     (60,222)              (60,222)
                                 --------              --------

                                      -0-                   -0-
                                 --------              --------

                                 $137,171              $ 92,293
                                  =======              ========













               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY



                               Sept. 30, 2000        March 31, 2000
                               --------------        --------------
                                 (unaudited)          (unaudited)

Current liabilities:
     Accounts payable             $       0            $  17,859
     Accrued expenses
       Officers                     676,500              651,900
       Other                         15,779               28,757
                                   --------             --------
     Total current liabilities      692,279              698,516

Long Term Debt-
     Officers/Stockholders                0                2,805

Stockholders' equity: (Note 5)
     Common stock, no par value
       Authorized - 100,000,000 shares
       Issued and outstanding -
       22,492,800 shares            733,768              733,768
     Preferred stock, $1 par value,
       non-voting
       Authorized - 50,000,000 shares
       Issued - none

Accumulated deficit              (1,288,876)          (1,342,796)
                                   --------             --------

       Total                       (555,108)            (609,028)
                                    -------              -------

                                  $ 137,171            $  92,293
                                    =======              =======









               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Operations
                           (Unaudited)




                           three months ended    three months ended
                             Sept. 30, 2000        Sept. 30, 1999
                           ------------------    ------------------

Revenues:
     Sales                         $      0           $       0
     Other Income                    81,578                   0
                                    -------             -------


Expenses:
     Cost of Sales                        0                   0
     Selling, general and
       administrative                15,326              13,087
                                    -------             -------
                                     15,326              13,087
                                    -------             -------


Net income (loss)                  $ 66,252            $(13,087)
                                   ========            ========

Net Income (loss) per common share $  .0029            $ (.0006)
                                   ========            ========



Weighted average common
  shares outstanding              2,492,800          22,492,800
                                 ==========          ==========











               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Operations
                           (Unaudited)




                             Six months ended      Six months ended
                             Sept. 30, 2000        Sept. 30, 1999
                           ------------------    ------------------

Revenues:
     Sales                         $      0           $       0
     Other Income                    81,578                   0
                                    -------             -------


Expenses:
     Cost of Sales                        0                   0
     Selling, general and
       administrative                27,658              25,747
                                    -------             -------
                                     27,658              25,747
                                    -------             -------


Net income (loss)                  $ 53,920            $(25,747)
                                    ========            ========

Income (loss) per common share     $  .0024            $ (.0011)
                                    ========            ========



Weighted average common
  shares outstanding             22,492,800          22,492,800
                                 ==========          ==========









               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
          Statement of Changes in Stockholder's Equity
                           (Unaudited)
                  Six months ended Sept. 30, 2000







                                 Common stock
                             ----------------------    Accumulated
                              Shares      Amount         Deficit
                             --------    --------      -----------

Balance at March 31, 2000    22,492,800  $733,768     ($1,342,796)

Net income (unaudited)                                     53,920
                             ----------  --------      ----------

                             22,492,800  $733,768     ($1,288,876)
                             ==========  ========      ==========


























               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Cash Flow
                           (Unaudited)


                                       Six               Six
                                   months ended      months ended
                                  Sept. 30, 2000     Sept. 30, 1999
                                  --------------     --------------
Cash was provided by:

     Net income                           53,920
     Increase (Decrease) in
        Accrued Expenses                  11,622           24,600
     Increase (Decrease) in
        Accounts Payable                 (17,859)             720
     Net Loans from Officers             ( 2,805)             826
                                         -------          -------

     Total Cash Provided                  44,878           26,146
                                         -------          -------
Cash was used for:

     Net loss                                  0           25,747
                                         -------          -------

     Total Cash Used                           0           25,747
                                         -------          -------
     Beginning Cash Balance                  184              -0-
                                         -------          -------

     Ending Cash Balance                $ 45,062              399
                                         =======          =======

                       See accompanying notes to condensed
                              financial statements

                       TELECOMMUNICATION PRODUCTS, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001.

2.  Summary of Significant Accounting Policies

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended September 30, 2000, the Company incurred a net gain of $53,920 and, as of that date, the Company has accumulated a deficit of $1,288,876. This factor, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts, or a reverse merger with a potentially profitable company, may enable the Company to increase revenues sufficiently to sustain operations.

     Revenue is recognized when products are delivered and accepted by customers. Other income includes payment made pursuant to an agreement under which the Company is proceeding, as well as accrued expenses and accounts payable which were not incurred or were forgiven by the creditor. Depreciation for property and equipment is calculated using the straight-line method over an estimated useful life of five years. The Company grants a one-year warranty on parts and labor for all its products, but has historically experienced minimal warranty claims.

     Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. As of September 30, 2000, unpaid compensation claimed by officers/stockholders totals $676,500.

     Long-term debt included a note payable to officers/shareholders for $2,805, and officers were also owed accrued interest of $12,909 for previous monies loaned to the Company to sustain operations; both obligations were paid this quarter.

3.  Inventories

     Inventories are recorded at the lower of cost (first-in first-out) or market and consist of the following:

                       Sept. 30, 2000          March 31, 2000
     Raw materials       $ 55,176                $ 55,176
     Work in process       36,933                  36,933
     Finished goods             0                       0

       Total inventory   $ 92,109                $ 92,109

Due to damage and attrition associated with the move from the Company's former laboratory and offices, as well as the age and obsolescence of certain parts and components, it is the opinion of management that the value of the inventory is significantly less than listed; however, until a formal, independent appraisal or audit can be paid for and accomplished, actual values are unknown.

4.     Common stock and warrants

     In connection with a March 1984 public offering, the Company sold to the underwriter for $100 warrants to purchase up to 644,280 shares of the Company's no par value common stock. The warrants expired unexercised on January 11, 1989.

5.      Stock option plan

     On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of grant, and the options are exercisable for a
period up to 10 years from the grant date.   For 10% stockholders, the
minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of September 30, 2000, no options had been granted.

6.     Loss or gain per common share and shares outstanding

     Loss or gain per common share is computed by dividing net loss/gain by the weighted average shares outstanding during the period. The weighted shares outstanding included 9,800,000 shares issued to certain persons at a price substantially less than the public offering price. Outstanding warrants are not included in the computation as their effect would be antidilutive.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management provides the following forward looking information to the best of its information and belief as of the time of signing, with no assurance as to eventual outcome.

Financial Condition and Changes in Financial Condition

     The Company had significant other income this quarter. These monies included payment of $75,000 made pursuant to a letter of intent agreement entered into with a merger candidate, which requires shareholder approval by proxy vote prior to consummation of the transaction, and which transaction also provides for a reverse split of present shareholders' stock and divestiture of present operations, inter alia. The merger candidate raised an entity status issue, disclosed prior to siging of the letter of intent, which the Company has hired outside counsel to resolve. The Company is moving forward to accomplish its obligations under the agreement, and intends to hold the merger candidate to its responsibilities thereunder as well.

     Although there was a net gain this quarter due to the other income received, overall there is a significant accumulated deficit which has eroded stockholders' equity, and as no sales are presently pending, such attrition may continue through fiscal 2001. The Company had significant sales to customers in Malaysia and Korea during fiscal 1995, and there appears to be continued interest in these countries, which could, without assurance, result in future sales. In addition, the Company had talks with EchoStar during the present quarter about a potential sale to that entity of one Model 9100 system; however, EchoStar's needs changed so that a sale is not now presently contemplated.

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

     The Company's current cash requirement for payroll is down to zero, due to the fact that the Company's only full time employees, Don and Clara Ranniger, have elected to defer their salaries since January of 1987 in order to help the Company's cash flow. The Company's former engineering technician and another technician/consultant are presently available to work as independent contractors for the Company on an as'needed basis.

     Besides pursuing a merger with a potentially profitable candidate, fiscal 2001 operations will continue to concentrate efforts on increasing sales and production of the Model 9100. However, due to varying economic conditions in the domestic and world-wide market for this product, sales projections are difficult to estimate.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         The Company signed a letter of intent with eSelectives, Inc., a Delaware corporation, in September, 2000. The consummation of the transaction contemplated by the letter of intent is subject to approval by the Company's shareholders. Generally, the letter of intent provides for a 20:1 reverse split of present shareholder stock in connection with a share for share exchange to acquire eSelectives. eSelectives will pay at least $50,000 toward expenses and will also satisfy wage claims by payment of $200,000 plus 381,000 of 10 million shares issued through an SB2 application and spinout of the present Company operations. The letter of intent includes an anti-dilution provision for any reverse-splits, mergers, stock for stock exchanges or other similar transactions for 365 days subsequent to closing (except for the 20:1 reverse split and the SB2 application for the additional 10 million shares already referenced). $75,000 has already been paid by eSelectives as required in the letter of intent. Shareholders will receive a more complete disclosure of all terms and conditions in the proxy mailing, which has not yet been finalized.

     eSelectives has raised an entity status issue, which was disclosed to them prior to signing of the letter of intent, which the Company has hired outside counsel to resolve. The Company is moving forward to accomplish its obligations under the agreement, and intends to hold eSelectives to its responsibilities thereunder as well.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. An 8-K was filed on 11/2/2000, apprising shareholders and the public of the entity status issue raised by the merger candidate. When the resolution is documented and filed, another 8-K will be filed so advising.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELECOMMUNICATION PRODUCTS, INC.


                                    by_____________/s/_______________
                                      Donald E. Ranniger, President


[PERIOD-TYPE]                              3 MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]
[PERIOD-END]                               SEP-30-2000
[EXCHANGE-RATE]
[CASH]                                          45,062
[SECURITIES]
[RECEIVABLES]
[ALLOWANCES]
[INVENTORY]                                     92,109
[CURRENT-ASSETS]                               131,171
<PP & E>                                        60,222
[DEPRECIATION]                                  60,222
[TOTAL-ASSETS]                                 137,171
[CURRENT-LIABILITIES]                          692,279
[BONDS]                                        [BLANK]
[PREFERRED-MANDATORY]                          [BLANK]
[PREFERRED]                                    [BLANK]
[COMMON]                                       733,768
[OTHER-SE]                                 (1,288,876)
[TOTAL-LIABILITY-AND-EQUITY]                 (555,108)
[SALES]                                              0
[TOTAL-REVENUES]                                81,578
[CGS]                                                0
[TOTAL-COSTS]                                   15,326
[OTHER-EXPENSES]                               [BLANK]
[LOSS-PROVISION]                               [BLANK]
[INTEREST-EXPENSE]                             [BLANK]
[INCOME-PRETAX]                                 66,252
[INCOME-TAX]                                   [BLANK]
[INCOME-CONTINUING]                            [BLANK]
[DISCONTINUED]                                 [BLANK]
[EXTRAORDINARY]                                [BLANK]
[CHANGES]                                      [BLANK]
[NET-INCOME]                                   [BLANK]
[EPS-BASIC]                                       .002
[EPS-DILUTED]                                  [BLANK]
[/TABLE]