Form 10-Q
period 2000-12-31
TELECOMMUNICATION PRODUCTS INC
filed 2001-02-09
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended:  December 31, 2000

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of December 31, 2000.











                                               Page 1 of 14 pages

ITEM 1 - FINANCIAL STATEMENTS




                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

                             ASSETS



                              Dec. 31, 2000       March 31, 2000
                              -------------       --------------
                               (unaudited)         (unaudited)

Current assets:
     Cash                         $36,453              $    184
     Inventories (Note 3)          55,176                92,109
Other                                   0                     0
                                 --------              --------
                                   91,629                92,293
                                 --------              --------

Property and equipment, at cost
(Note 7):
     Equipment                          0                46,446
     Office furniture/equipment         0                13,776
                                 --------              --------
                                        0                60,222
Less accumulated depreciation           0               (60,222)
                                 --------              --------

                                        0                     0
                                 --------              --------

                                 $ 91,629              $ 92,293
                                  =======              ========












               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                         Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                Dec. 31, 2000        March 31, 2000
                                -------------        --------------
                                 (unaudited)          (unaudited)

Current liabilities:
     Accounts payable             $       0            $  17,859
     Accrued expenses
       Officers                     688,800              651,900
       Other                         15,779               28,757
                                   --------             --------
     Total current liabilities      704,579              698,516

Long Term Debt-
     Officers/Stockholders                0                2,805

Stockholders' equity: (Note 5)
     Common stock, no par value
       Authorized - 100,000,000 shares
       Issued and outstanding -
       22,492,800 shares            733,768              733,768
     Preferred stock, $1 par value,
       non-voting
       Authorized - 50,000,000 shares
       Issued - none

Accumulated deficit              (1,346,718)          (1,342,796)
                                   --------             --------

       Total                       (612,950)            (609,028)
                                    -------              -------

                                  $  91,629            $  92,293
                                    =======              =======









               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Operations
                           (Unaudited)




                           Three months ended    Three months ended
                             Dec. 31, 2000         Dec. 31, 1999
                           ------------------    ------------------

Revenues:
     Sales                         $      0           $       0
     Other Income (Note 8)              (69)
                                    -------             -------
                                        (69)

Expenses:
     Cost of Sales                        0                  66
     Selling, general and
       administrative                 4,345              12,540
     Write off obsolete inventory
       (Note 3)                      36,933
                                    -------             -------
                                     41,278              12,606
                                    -------             -------


Net income (loss)                  $(41,347)           $(12,606)
                                   ========            ========

Net Income (loss) per common share $ (.0017)           $ (.0005)
                                   ========            ========



Weighted average common
  shares outstanding              2,492,800          22,492,800
                                 ==========          ==========










               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Operations
                           (Unaudited)



                            Nine months ended     Nine months ended
                              Dec. 31, 2000         Dec. 31, 1999
                           ------------------    ------------------

Revenues:
     Sales                         $      0           $       0
     Other Income (Notes 2 and 8)    81,509                   0
                                    -------             -------


Expenses:
     Cost of Sales                        0                  66
     Selling, general and
       administrative                48,498              38,287
     Write off obsolete inventory
       (Note 3)                      36,933
                                    -------             -------
                                     85,431              38,353
                                    -------             -------


Net income (loss)                  $ (3,922)           $(38,353)
                                    ========            ========

Income (loss) per common share     $ (.0002)           $ (.0017)
                                    ========            ========



Weighted average common
  shares outstanding             22,492,800          22,492,800
                                 ==========          ==========










               See accompanying notes to condensed
                      financial statements

                TELECOMMUNICATION PRODUCTS, INC.
          Statement of Changes in Stockholder's Equity
                           (Unaudited)
                 Nine months ended Dec. 31, 2000







                                 Common stock
                             ----------------------    Accumulated
                              Shares      Amount         Deficit
                             --------    --------      -----------

Balance at March 31, 2000    22,492,800  $733,768     ($1,342,796)

Net income (unaudited)                                     (3,922)
                             ----------  --------      ----------

                             22,492,800  $733,768     ($1,346,718)
                             ==========  ========      ==========


























               See accompanying notes to condensed
                      financial statements

                               -6-
                 TELECOMMUNICATION PRODUCTS, INC.
                     Statement of Cash Flow
                           (Unaudited)


                                        Nine              Nine
                                    months ended      months ended
                                   Dec. 31, 2000     Dec. 31, 1999
                                   -------------     -------------
Cash was provided by:

     Increase in Accrued Expenses         21,117           36,900
     Increase (Decrease) in
        Accounts Payable                 (17,859)             960
     Net Loans from Officers                                  826
     Decrease in Inventory                36,933
                                         -------          -------

     Total Cash Provided                  40,191           38,686
                                         -------          -------
Cash was used for:

     Net loss                              3,922           38,353
                                         -------          -------

     Total Cash Used                      36,269           38,353
                                         -------          -------
     Beginning Cash Balance                  184                0
                                         -------          -------

     Ending Cash Balance                $ 36,453              333
                                         =======          =======















                    See accompanying notes to condensed
                           financial statements

                                    -7-
                 TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)

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

2.  Summary of Significant Accounting Policies

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended December 31, 2000, the Company incurred a net loss of 41,278 and, as of that date, the Company has accumulated a deficit of $1,346,718. This factor, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts, or a reverse merger with a potentially profitable company, will enable the Company to increase revenues sufficiently to sustain operations.

     Revenue is recognized when products are delivered and accepted by customers. Other income includes payment made pursuant to an agreement under which the Company is proceeding, as well as accrued expenses and accounts payable which were not incurred or were forgiven by the creditor. Depreciation for property and equipment is calculated using the straight-line method over an estimated useful life of five years. As all property and equipment has been completely depreciated at this point, an adjustment has been made to reflect this in the financial statements this quarter; the net



                             -8-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)


effect of this adjustment is -0-. The Company grants a one-year warranty on parts and labor for all its products, but has historically experienced minimal warranty claims. Adjustments in the valuation of inventory are discussed in Note 3, below.

     Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. As of December 31, 2000,unpaid compensation claimed by officers/stockholders totals 688,800.

     Long-term debt included a note payable to officers/stockholders for $2,805, and officers were also owed accrued interest of $12,909 for previous monies loaned to the Company to sustain operations; both obligations were paid last quarter.

3.   Inventories

     Inventories are recorded at the lower of cost (first-in first-out) or market and consist of the following:

                         Dec. 31, 2000   March 31, 2000
                         -------------   --------------
     Raw materials         $ 55,176        $ 55,176
     Work in process           -0-*          36,933
     Finished goods            -0-             -0-
                           --------        --------
                           $ 92,109        $ 92,109
                           ========        ========

Due to damage and attrition associated with the move from the Company's former laboratory and offices, as well as the age and obsolescence of certain parts and components, it is the opinion of management that the value of the raw materials component of the inventory is significantly less than listed; however, until a formal, independent appraisal or audit can be paid for and accomplished, actual values are unknown.

*The work in process component of the inventory has been written down to -0-this quarter. It is the opinion of management that the work in process, which has been in this stage for a number of years, is now obsolete. Any new systems built will need to reflect the changes in technology necessary for current market demands, which technology has been substantially developed by the Company but which the Company has not had the funds to implement in a new system as of this date.


                               -9-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)

4.     Common stock and warrants

     In connection with a March 1984 public offering, the Company sold to the underwriter for $100 warrants to purchase up to 644,280 shares of the Company's no par value common stock. The warrants expired unexercised on January 11, 1989.

5.      Stock option plan

     On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of grant, and the options are exercisable for a period up to 10 years from the grant date. For 10% stockholders, the minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of December 31, 2000, no options had been granted.

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

7.	Property and equipment

     Depreciation for property and equipment is calculated using the straight-line method over an estimated useful life of five years. As all property and equipment has been completely depreciated at this point, and is in fact so old and/or outdated as to have no current market value in the opinion of management, an adjustment has been made to reflect this in the financial statements this quarter; the net effect of this adjustment is -0-.

8.	Gross income last quarter was overstated by $69.  The correction has been reflected this quarter.





                               -10-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management provides the following forward-looking information to the best of its information and belief as of the time of signing, with no assurance as to eventual outcome.

Financial Condition and Changes in Financial Condition

     The Company had significant other income in the previous quarter. These monies included payment of $75,000 made pursuant to a letter of intent agreement entered into with a merger candidate, which requires shareholder approval by proxy vote prior to consummation of the transaction, and which transaction also provides for a reverse split of present shareholders' stock and divestiture of present operations, inter alia. The merger candidate raised an entity status issue, disclosed prior to signing of the letter of intent, which the Company has hired outside counsel to resolve. The Company is moving forward to accomplish its obligations under the agreement, and intends to hold the merger candidate to its responsibilities thereunder as well. The Company has incurred expenses in following through on its obligations under the letter of intent, which expenses are reflected in this quarter's financial statements.

       There was a net loss this quarter, and overall there is a significant accumulated deficit which has eroded stockholders' equity. As no sales are presently pending, such attrition may continue through fiscal 2001. The Company had significant sales to customers in Malaysia and Korea during fiscal 1995, and there appears to be continued interest in these countries, which could, without assurance, result in future sales. In addition, the Company had talks with EchoStar during the previous quarter about a potential sale to that entity of one Model 9100 system; however, EchoStar's needs changed so that a sale is not now presently contemplated.

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


                               -11-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)

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

     The Company has been working to upgrade its Model 9100 system with a new diode which will increase the transmission power of the system from 1 watt power input to 1.2 and 2.4 optical power output, thereby increasing the transmission range to over two miles in normal atmospheric conditions. However, the new technology has made the present work in process inventory obsolete, and no monies have been available to start constructing the upgraded systems at this point.

     In addition, the Company is working to upgrade the data rate transmission capabilities of the Model 9100. Presently, the Model 9100-2 is capable of transmitting communication formats of DS-0 (64 kbps), DS-1
(1.544 mbps), and the European standard CEPT HDB-3 (2.048 mbps).  Upgrades


                               -12-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)

would allow transmission of additional data rates of OC-1 (51.84 mbps) and OC-2 (155.520 mbps). The present plans to accomplish these upgrades would utilize the same castings, optics, mounts, and most other hardware, therefore reducing the cost of the new design while greatly enhancing system features. Again, no work in process has been started to accommodate these upgrades; however, raw materials are listed in inventory which could be used for these new systems.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                               -13-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)

Item 5.  Other Information.

         The Company signed a letter of intent with eSelectives, Inc., a Delaware corporation, in September, 2000. The consummation of the transaction contemplated by the letter of intent is subject to approval by the Company's shareholders. Generally, the letter of intent provides for a 20:1 reverse split of present shareholder stock in connection with a share for share exchange to acquire eSelectives. eSelectives will pay at least $50,000 toward expenses and will also satisfy wage claims by payment of 381,000 shares of 10 million shares issued through an SB2 application and spinout of the present Company operations. The letter of intent includes an anti-dilution provision for any reverse-splits, mergers, stock for stock exchanges or other similar transactions for 365 days subsequent to closing (except for the 20:1 reverse split and the SB2 application for the additional 10 million shares already referenced). $75,000 has already been paid by eSelectives as required in the letter of intent. Shareholders will receive a more complete disclosure of all terms and conditions in the proxy mailing, which has not yet been finalized.

     eSelectives has raised an entity status issue, disclosed prior to signing of the letter of intent, which the Company has hired outside counsel to resolve. The Company is moving forward to accomplish its obligations under the agreement, and intends to hold eSelectives to its responsibilities thereunder as well.

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

                                 TELECOMMUNICATION PRODUCTS, INC.

February 7, 2001                 by ______________/s/______________
                                    Donald E. Ranniger, President
                                   (principal financial officer and
                                    chief executive officer)

                               -14-
                TELECOMMUNICATION PRODUCTS, INC.
             Notes to Condensed Financial Statements
                           (Unaudited)
                           (Continued)