Form 10-K
period 2001-03-31
TELECOMMUNICATION PRODUCTS INC
filed 2001-07-03
CIK 725929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001

Commission file number: 0-11882

TELECOMMUNICATION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation or organization)

84-0916299

(I.R.S. Employer Identification No.)

P. O. Box l7013, Golden, Colorado 80402

(address of principal executive offices)

Registrant's telephone number, including area code: (303)278-2725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ___

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2001: Unknown

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of March 31, 2001.

Documents incorporated by reference: See exhibit index infra.

PART I

Item 1. Business.

Telecommunication Products, Inc. (the "Company") was incorporated in Colorado on June 8, 1983, and successfully completed an initial public offering of its common stock on March 20, 1984. It is engaged in the design, manufacture, and marketing of specialized communication equipment. Most recently, the Company has employed two persons, with an additional two people available as contract labor as needed. As the Company has had no sales of its products in the past five years, it has recently concentrated operations on finding a merger candidate with products or services with the potential of generating revenue for continuing operations; a merger agreement has been signed by the directors, subject to shareholder approval, on June 25, 2001, as more fully described in the 8-K filed on June 27, 2001.

Products

Model 9100 Infrared Laser Communication Link. The Model 9100 has been designed to permit the transmission of up to 2.048 million bits per second of asynchronous data for up to 6km. The Model 9100-2B is an upgrade of the Model 9100-2 system. The Model 9100-2B has a peak optical power output of 2.4 watts. The Model 9100-2 previously manufactured and sold by TELPRO had a peak power input to the transmitter laser diode of 1.0 watt. The previously-offered Model 9100-2 system was offered for applications of up to 2.5 miles. The Model 9100-2B infrared laser communication link has an upgrade system gain of 7 db which is anticipated to increase the "line of sight" path distance capabilities to approximately 5 miles. In order to improve the reliability of the Model 9100-2B, this system was designed to operate from an uninterruptable 48vdc power source or an uninterruptable 115/230vac - 50/60hz primary power source. This system was marketed as an alternative to microwave or fiber optics communication systems in specific applications. There is no requirement to obtain property easements for burial of fiber or other type cable.

The upgraded Model 9100-2B infrared laser system capable of 2.048 mbps was designed to compete with 18 ghz microwave operating with a T1 (1.544 mbps) data transmission capability. The specific market target was for microcell interconnection of cellular or PCS networks. It was anticipated the availability of FCC licensing for 18 and 23 ghz microwave frequencies space will become more difficult due to the frequency congestion in metropolitan areas. There is no requirement for FCC licensing for infrared laser communication links.

The Model 9100 was tested by the Company in a variety of conditions (-40 to +140 degrees F, and winds up to 86 mph), with a bit error rate in unfaded weather conditions of approximately 10-11, which translates to error-free transmission during 99.9985% of running time, compared with microwave transmission which averages only 85% of running time error-free. The results of these propagation studies were published in electronic trade journals and presented at trade shows. Although there have been no sales of this product in over five years, former customers for this product ranged from government and governmental agencies to private industry and foreign corporations, with systems sold to customers in Mexico, Canada, Indonesia, Malaysia, and Korea, in addition to the U.S. The Model 9100 was designed to be versatile, and can be adapted for specialized applications, such as the transmission of video signals. This product can also interface with both digital fiber optic and digital microwave systems.

There have been no sales of the Model 9100 since fiscal 1995.

The company has been working on an upgrade of a TELPRO atmospheric laser communication link to directly interface with fiber optic communication systems operating at OC-3 (155 mbps) protocol, which would be compatible with large telecommunication company fiber optic systems.

Model 1001 Series Converter. This product had an established sales record for the Company, but had a small specialized travel agency market, and in fact contributed nothing to revenues in the last three fiscal years. As a result, this product has not been offered by TELPRO for a number of years.

Other Products and Services. In the event a prospective customer has particular needs for telecommunications or similarly related technology equipment, the Company from time to time will specially design and manufacture a made-to-order device. There have been no sales of products or services in this category since fiscal 1995.

Sales, Markets, and Competition

The Company previously sold its products through Mr. Ranniger and outside sales representatives. As there have been no sales of the Company's products in the past five years, these arrangements are all inactive and deemed concluded. The Company operates solely out of its Golden, Colorado address, and all information regarding assets and operating profit and loss is addressed in the accompanying financial statements. As of March 31, 2001 and the date of this report, the Company has no material backlog of orders.

The Company has had no sales revenues for the past five fiscal years. Therefore, it has had no sales to unaffiliated customers during the past three fiscal years, nor has it had sales in excess of 10% to any individual customers over the past three-year period. The Company's revenues depend on its ability to establish or expand its client base, or to accomplish a merger with a potentially profitable candidate.

The Company sought to compete generally with a number of other manufacturers of telecommunications equipment. System design and engineering, and component technical features were the principal methods of competition. As the Company has had no sales of its products in the past five years, it has recently concentrated operations on finding a merger candidate with products or services which might generate revenue.

Miscellaneous

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings were contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. Its inventory as of March 31, 2001 was $55,176; however, due to damage and attrition associated with the move from the Company's former laboratory and offices, as well as the age and obsolescence of certain parts and components, it is the opinion of management that the value of the raw materials is significantly less than listed. An appraiser is being sought to give a more realistic valuation of the inventory; that valuation should be reflected in the Company's next 10Q, and should be significantly less than presently booked. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. Patents have not appeared to be important to the industry, and as of December 1990 the Company's patent expired. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Item 2. Properties.

The building in which the Company was renting its office space has been sold, and the Company presently has no physical location for its offices. The Company currently has a mailing address of Post Office Box 17013, Golden, Colorado, 80302.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the over-the-counter bulletin board market. The Company has not had any revenues which could be used to pay for official quarterly bid/ask figures from the National Quotation Bureau since fiscal year ended 3/31/96; however, the high and low bid/ask quotations over the past three fiscal years have ranged from 0/not trading to $0.17 (on 6/27/2000). This range reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of March 31, 2001, there were approximately 378 record holders of the Company's Common Stock.

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

Item 6. Selected Financial Data.

The information summarized below is derived from unaudited financial statements:

Financial Condition:

Year ended March 31,

2001 2000 1999 1998 1997

Curr. assets $ 90,255 $ 92,293 $ 92,347 $ 92,145 $ 92,765

Total Assets $ 90,255 $ 92,293 $ 92,717 $ 93,642 $ 95,379

Long Term Debt/Stockholders'

(deficiency) equity (631,953) (609,028) (556,127) (495,931) (442,304)

equity

Results of Operations:

Year ended March 31,

2001 2000 1999 1998 1997

Total revenues $ 81,509 $ 0 $ 0 $ 0 $ 0

Selling, general

& admin. 67,501 52,901 60,196 53,407 53,019

Cost of sales 0 0 0 220 300

Net loss (22,925) (52,901) (60,196) (53,627) (53,319)

Loss per share ( .0010) ( .0024) ( .0027) ( .0025) ( .0024)

Net cash flows from operating

activities 37,700 (642) (1,000) (1,413) (1,235)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management provides the following forward-looking information to the best of its information and belief as of the time of signing, with no assurance as to eventual outcome.

Financial Condition and Changes in Financial Condition

The Company had significant other income in the previous fiscal year, although none of this income was from sales revenues. This income included payment of $75,000 made pursuant to a letter of intent agreement entered into with a merger candidate, which required shareholder approval by proxy vote prior to consummation of the transaction, and which transaction also provided for a reverse split of present shareholders' stock and divestiture of present operations, inter alia. The merger candidate raised an entity status issue, disclosed prior to signing of the letter of intent, which the Company has hired outside counsel to resolve. That letter of intent has been fully released, and the Company retained the $75,000 pursuant to agreement of the parties.

As the Company has had no sales of its products in the past five years, it has recently concentrated operations on finding a merger candidate with products or services which might generate revenue for continuing operations; a merger agreement has been signed by the directors, subject to shareholder approval, on June 25, 2001, as more fully described in the 8-K filed on June 27, 2001.

There was a net loss this year, and overall there is a significant accumulated deficit which has eroded stockholders' equity. As no sales are presently pending, such attrition was projected to continue through fiscal 2002. The Company had talks with EchoStar during the third quarter of the past fiscal year about a potential sale to that entity of one Model 9100 system; however, EchoStar's needs changed so that a sale is not now presently contemplated. In light of the fact that the Company has not has sales revenues for the past five years, management believes that the Company's best prospects are in pursuing a merger with another company.

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

Due to the losses sustained by the Company during its development stage and over the intervening years, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and to continue to increase its product sales, or alternatively to pursue a merger arrangement with an appropriate candidate. Even though the Company has previously been unable to obtain outside conventional financing, it has been able to continue as a going concern due to loans it has received from officers, in addition to those officers deferring their respective salaries since January 1987.

Results of Operations

The Company had no sales revenues again this year. As the Company has had no sales of its products in the past five years, it has recently concentrated operations on finding a merger candidate with products or services which might generate revenue for continuing operations; a merger agreement has been signed by the directors, subject to shareholder approval, on June 25, 2001, as more fully described in the 8-K filed on June 27, 2001.

The Company was previously working to upgrade its Model 9100 system with a new diode which would increase the transmission power of the system from 1 watt power input to 1.2 and 2.4 optical power output, thereby increasing the transmission range to over two miles in normal atmospheric conditions. However, the new technology has made the present work in process inventory obsolete, and no monies have been available to start constructing the upgraded systems at this point.

In addition, the Company was working to upgrade the data rate transmission capabilities of the Model 9100. Presently, the Model 9100-2 is capable of transmitting communication formats of DS-0 (64 kbps), DS-1 (1.544 mbps), and the European standard CEPT HDB-3 (2.048 mbps). Upgrades would allow transmission of additional data rates of OC-1 (51.84 mbps) and OC-2 (155.520 mbps). The present plans to accomplish these upgrades would utilize the same castings, optics, mounts, and most other hardware, therefore reducing the cost of the new design while greatly enhancing system features. Again, no work in process has been started to accommodate these upgrades; however, raw materials are listed in inventory which could be used for these new systems.

Other than the above, the Company does not expect any material changes in the mix and relative cost of resources. Raw materials were previously augmented in the anticipation of potential future demand in Asia. As of year end, there were no finished goods in inventory. Inflation has had no material effect on the Company's operations over the last three fiscal years.

The Company's only full time employees, Don and Clara Ranniger, had elected to defer their salaries since January of 1987 through the date of this 10-K in order to help the Company's cash flow; a resolution of that wage claim is presently addressed in the proposed merger agreement.

Besides pursuing a merger with a potentially profitable candidate, fiscal 2002 operations will continue to concentrate efforts on increasing sales and production of the Model 9100. However, due to varying economic conditions in the domestic and world-wide markets for this product, and based on the fact that the Company has had no sales revenues in the past five years, it is unlikely that the Company will any significant sales in 2001, thereby increasing the loss and financial risk factors.

Item 8. Financial Statement and Supplementary Data

Index to Financial Statements:

1. Compilation Report

2. Financial Statements

a. Balance Sheets as of March 31, 2001 and 2000;

b. Statements of Operations for the years ended March 31, 2001, 2000, and 1999;

c. Statements of Stockholders' Deficiency for the years ended March 31, 2001, 2000, and 1999;

d. Statements of Cash Flows for the years ended March 31, 2001, 2000, and 1999; and

e. Notes to Financial Statements for the years ended March 31, 2001, 2000, and 1999.

3. Schedule IV - Indebtedness to Related Parties

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

PART III

Item 10. Identification of Directors, Executive Officers, Committees, and Related Matters

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

The names of each director and officer, and certain other information about them are set forth below:

Name Age Title

Class 1 Directors:

Harry D. Thompson 68 Director

Daniel P. Newman 50 Director

Class 2 Directors:

Travis K. Pethe 49 Director

Class 3 Directors:

Donald E. Ranniger 73 Chairman of the Board of Directors, President, and Treasurer

Clara H. Ranniger 73 Vice President, Secretary, Director

Harry D. Thompson, a director since August 6, 1985, has been self-employed as a public accountant since June 1970. He provides services to clients in manufacturing, construction, retail, service and other businesses in connection with establishing and maintaining accounting books and records, taxes, financial reporting, budgeting, management reporting, job costing and financing. The Company made payments of $2,660 to Mr. Thompson for accounting work during this last fiscal year, and expects to make payments to Mr. Thompson of less than ten percent of his gross revenues during his current fiscal year. Mr. Thompson holds a bachelors degree in Business Administration from the University of Denver.

Daniel P. Newman, a director since April 26, 1995, has been a practicing attorney for fourteen years. He received his Juris Doctor degree from the University of Denver in June, 1986. Presently, Mr. Newman is employed as an Appeals Referee for the State of Colorado, where he conducts public hearings on appealed unemployment compensation claims. Mr. Newman defines the issues, questions witnesses, evaluates the evidence, applies appropriate regulations, rules and law, and renders a complete written decision which is final unless appealed to the Industrial Commission. Mr. Newman also has a Bachelor of Arts degree with a major in Psychology from the University of Pennsylvania. In addition, Mr. Newman has a variety of practical business experience.

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

Items 11 and 13. Management Remuneration and Certain Transactions

The following table sets forth the cash compensation paid to all officers and directors of the Company as a group for services rendered during the fiscal year ended March 31, 2001 (no officer received cash compensation in excess of $60,000):

No. Persons in Group Capacities in which served Cash Compensation

Five Officers and directors $21,213 *

* Mr. & Mrs. Ranniger have deferred payout of their salaries since January, 1987, which deferment amount totals $651,900 through the end of the fiscal year ended March 31, 2001. During this fiscal year, Mr. & Mrs. Ranniger were paid outstanding interest of $12,909 due from prior loans to the Company, as well as the principal sum of $2,805, which was loaned to the Company in the past fiscal years. Harry Thompson, a director, was paid $2,660 for accounting fees. The directors were paid a combined total of $2,999 toward past deferred fees.

The Company proposes to continue the employment of Mr. and Mrs. Ranniger as officers of the Company at their monthly salaries of $2,500 and $1,600 respectively. Mr. Thompson has provided, and it is proposed that he continue to provide, accounting services to the Company at his customary hourly rates for bookkeeping and for preparation of financial reports. In addition, each director is paid up to $100 plus reasonable expenses for attendance at each Board of Directors' meeting, although the directors have deferred or declined portions of those fees in the past.

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

Item 12. Principal Security Holders

The following table sets forth information, as of June 27, 2001, with respect to the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by all directors and nominees of the Company, and by directors and officers of the Company as a group:

Shares beneficially owned

Name of Person or Identity of Group Number %

Donald E. and Clara H. Ranniger (1) 7,610,000 33.8%

Travis K. Pethe (2) 25,000 .001%

Harry D. Thompson (2) --- ---

Daniel P. Newman (2) --- ---

Five directors and officers 7,610,000 33.8%

_______________

(1) Directors, officers, and controlling persons of the Company. Their address is P. O. Box 17013, Golden, Colorado 80402.

(2) Director.

PART IV

Item 14. Exhibits and Financial Statement Schedules, and Reports on Form 8K

A. The following documents are filed as a part of this report:

1. Financial Statements

a. Balance Sheets as of March 31, 2001 and 2000;

b. Statements of Operations for the years ended March 31, 2001, 2000, and 1999;

c. Statements of Stockholders' Deficiency for the years ended March 31, 2001, 2000, and 1999;

d. Statements of Cash Flows for the years ended March 31, 2001, 2000, and 1999; and

e. Notes to Financial Statements for the years ended March 31, 2001, 2000, and 1999.

2. Schedule IV, Indebtedness to Related Parties. Besides Schedule IV, which is attached, all other schedules are omitted, as the required information is included in the financial statements or notes thereto.

3. Exhibits:

Form 10-K/Regulation S-K

Consecutive Exhibit Number Exhibit Page Number (N/A for All)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18, Registration No. 2-86781-D)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-18, Registration No. 2-86781-D)

10.1 Patent Assignment (incorporated by ref. to Exhibit 10.2 of the Company's Registration Statement on Form S-18, Registration No.2-86781-D)

10.2 Incentive Stock Option Plan (incorp. by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-18, Registration No. 2-86781-D)

10.3 Assignment of Products, Ranniger Systems, Inc., as assignor, and the Company, as assignee (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-18, Registration No. 2-86781-D)

28.1 U.S. Patent No. 3,778,616 (incorporated by reference to Exhibit 28.1 of the Company's Registration Statement on Form S-18, Registration No. 2-86781-D)

B. An 8-K was filed on 11/2/2000, apprising shareholders and the public of the entity status issue. Another 8-K was filed on June 27, 2001, apprising shareholders that the directors had approved a merger agreement subject to shareholder approval.

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

June 27, 2001 By:__________/s/_____________

Don E. Ranniger, Chairman of the Board of Directors, President and Treasurer

June 27, 2001 By:__________/s/_______________

Clara H. Ranniger, Director and Vice President and Secretary

June 27, 2001 By:________/s/_______________

Travis K. Pethe, Director

June 27, 2001 By:__________/s/________________

Harry D. Thompson, Director

June 27, 2001 By:__________/s/________________

Daniel P. Newman, Director

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

COMPILATION REPORT

To the Stockholders

Telecommunication Products, Inc.

Golden, Colorado

In accordance with the United States Securities and Exchange Commission Regulation S-X paragraph 210.3-11, the Company has compiled the accompanying balance sheets of Telecommunication Products, Inc. as of March 31, 2001 and 2000, and the related statement of operations and stockholders' deficiency and statement of cash flows, with notes to financial statements, for the years ended March 31, 2001, 2000, and 1999.

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

Golden, Colorado

June 27, 2001

TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEETS (Unaudited)

MARCH 31, 2001 AND 2000 (See Management's Compilation Report)

2001 2000

ASSETS

CURRENT ASSETS

Cash $ 35,079 $ 184

Inventories (Note 3) 55,176 92,109

-------- --------

Total Current Assets 90,255 92,293

-------- --------

PROPERTY AND EQUIPMENT

Equipment 0 46,446

Office furniture and equipment 0 13,776

-------- --------

Total 0 60,222

Less accumulated depreciation 0 60,222

-------- --------

Net property and equipment 0 0

-------- --------

TOTAL $ 90,255 $ 92,293

======= ========

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEETS (Unaudited) - Continued

MARCH 31, 2001 AND 2000 (See Management's Compilation Report)

2001 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable $ 0 $ 17,859

Accrued liabilities

Officers (Note 2) 701,100 651,900

Other 21,108 28,757

-------- --------

722,208 698,516

LONG TERM DEBT

Officers/stockholders (Note 2) 0 2,805

STOCKHOLDERS' DEFICIENCY (Note 4)

Common stock, no par value

Authorized:

100,000,000 shares

Issued & outstanding:

22,492,800 shares 733,768 733,768

Preferred stock

$1 par value,

Non-voting

Authorized:

50,000,000 shares

Issued: none

Accumulated deficit (1,365,721) (1,342,796)

------- -------

Total stockholders' deficiency (631,953) (609,028)

------- -------

TOTAL $ 90,255 $ 92,293

======= =======

 See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF OPERATIONS (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999

(See Management's Compilation Report)

2001 2000 1999

REVENUES

Net sales $ 0 $ 0 $ 0

Other income 81,509

------ ------ ------

Total revenues 81,509 0 0

EXPENSES

Cost of sales 0 0 0

Selling, general and administrative 67,501 52,901 60,196

(Note 2)

Write off obsolete inventory 36,933

(Note 3)

------ ------ ------

Total expenses 104,434 52,901 60,196

NET LOSS $(22,925) $(52,901) $(60,196)

========= ========= =========

NET LOSS PER COMMON SHARE $(0.0010) $(0.0024) $(0.0027)

========= ========= =========

WEIGHTED-AVERAGE COMMON

SHARES OUTSTANDING 22,492,800 22,492,800 22,492,800

========== ========== ==========

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999 (See Management's Compilation Report)

Common Stock Accumulated Total

Shares Amount Deficit

BALANCE AT MARCH 31,

1998 22,492,800 $733,768 $(1,229,699) $(495,931)

Net loss (Unaudited) (60,196) (60,196)

--------- ---------

BALANCE AT MARCH 31,

1999 22,492,800 $733,768 $(1,289,895) $(556,127)

Net loss (Unaudited) (52,901) (52,901)

--------- ---------

BALANCE AT MARCH 31,

2000 22,492,800 $733,768 $(1,342,796) $(609,028)

Net loss (Unaudited) (22,925) (22,925)

---------- ----------

BALANCE AT MARCH 31,

2001 22,492,800 $733,768 $(1,365,721) $(631,953)

======== ======= ========= =======

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF CASH FLOWS (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999 (See Management's Compilation Report)

2001 2000 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss $(22,925) $(52,901) $(60,196)

Adjustments to reconcile net loss to net cash flows

from operating activities:

Depreciation and amortization 0 370 1,127

Increase (decrease) in assets & liabilities

Accounts receivable

Inventories 36,933 0 0

Prepaid expenses 238 (238)

Accounts payable (17,859) 2,451 9,158

Accrued liabilities 41,551 49,200 49,149

-------- -------- --------

Net cash flows from

operating activities 37,700 (642) (1,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment -- -- --

-------- -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under long-term

debt & notes payable 826 964

Principal payments of long-term debt

& notes payable 2,805

-------- -------- --------

Net cash flows from

financing activities (2,805) 826 964

NET INCREASE (DECREASE)

IN CASH 34,895 184 (36)

CASH, BEGINNING OF YEAR 184 0 36

-------- -------- --------

CASH, END OF YEAR $ 35,079 $ 184 $ 0

======== ======== ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense 12,909 0 0

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

(See Management's Compilation Report)

SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES (Unaudited)

YEAR ENDED MARCH 31, 2001

Notes payable to shareholders Donald E. and

Clara H. Ranniger*

Balance at Beginning Additions Payments End

YEAR ENDED MARCH 31, 2000

2,805 2,805

YEAR ENDED MARCH 31, 2000

1,979 826 2,805

YEAR ENDED MARCH 31, 1999

1,015 964 1,979

* Made to maintain operations

TELECOMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999 (See Management's Compilation Report)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Telecommunication Products, Inc. (Company) was incorporated in the State of Colorado on June 8, 1983, to design, manufacture and market specialized communication equipment.

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended March 31, 2001, the Company incurred a net loss of $22,925 and, as of that date, the Company has an accumulated deficit of $1,365,721 and a net stockholders' deficiency of $631,953. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

Inventories - Inventories are stated at the lower or cost (first-in, first-out) or market.

Property and Equipment and Depreciation - Depreciation is provided using the straight-line method over an estimated useful life of five years. All property and equipment has been fully depreciated and an adjustment has been made removing the cost of property and equipment and the related accumulated depreciation; the net effect on operations is zero (0).

Revenue Recognition - Revenue is recognized when products are delivered and accepted by customers.

Other Income - Other income includes payment made pursuant to a letter of intent which has since been released (and, pursuant to the release, the monies have remained with the Company), as well as accrued expenses and accounts payable which were not incurred or were forgiven by the creditor.

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

2. RELATED PARTY TRANSACTIONS

One of the Company's directors provides accounting services to the Company. Expenses for such services were $960, $0, and $625 for 2001, 2000, and 1999, respectively.

Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. Unpaid compensation expenses of $49,200 annually were incurred in each of the subsequent years and as of March 31, 2001 and 2000, unpaid compensation to officers/stockholders totaled $701,100 and $651,900, respectively.

Long-term debt - officers/stockholders represents an unsecured note payable with interest at 0%. During the years ended March 31, 2001, 2000, and 1999, interest expense of $ 0, $ 0, and $ 0, respectively, was incurred on the note and, at March 31, 2001 and 2000, accrued interest of $0 and $12,909 was payable.

3. INVENTORIES

Inventories consist of the following at March 31,

2001 2000

Raw materials $ 55,176 $ 55,176

Work in process 0 36,933

Finished goods 0 0

-------- --------

Total $ 55,176 $ 92,109

======== ========

Due to damage and attrition associated with the move from the Company's former laboratory and offices, as well as the age and obsolescence of certain parts and components, it is the opinion of management that the value of the raw materials is significantly less than listed; however, until an appraisal or audit can be accomplished, initial costs of $55,176 are reflected on the books of the Company.

4. COMMON STOCK

On June 8, 1983, the Company's Board approved an incentive stock option plan for all employees and reserved 3,000,000 shares of common stock for issuance upon the exercise of options granted. The minimum exercise price under the plan is generally 100% of the fair market value of the Company's common stock at the date of the grant, and the options are exercisable for a period up to 10 years from the date of the grant. For 10% stockholders, the minimum exercise price is 110% of the fair market value at the date of grant, and the options are exercisable for a period up to 5 years from the date of grant. As of March 31, 2001, no options have been granted.

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