Form 10-K/A
period 2001-03-31
TELECOMMUNICATION PRODUCTS INC
filed 2001-08-07
CIK 725929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-K

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

Common Stock, no par value

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X No ___

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2001: Unknown

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

Miscellaneous

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings were contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. Due to damage and attrition associated with the move from the Company' former laboratory and offices, as well as the age and obsolescence of certain parts and components, it is the opinion of management that the value of inventories are significantly less than the value reflected on the books of the Company. Accordingly, an adjustment of $92,109 was made to write down inventories as of April 1, 1999. A corresponding entry was made to reduce previously reported retained earnings by $92,109. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. Patents have not appeared to be important to the industry, and as of December 1990 the Company's patent expired. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

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

Item 6. Selected Financial Data.

The information summarized below is derived from unaudited financial statements:

Financial Condition:
Year ended March 31,	2001	2000	1999	1998	1997
Curr. Assets	$ 35,079	$ 92,293	$ 92,347	$ 92,145	$ 92,765
Total Assets	$ 35,079	$ 92,293	$ 92,717	$ 93,642	$ 95,379
Long Term Debt/Stock-holders' (de-ficiency) equity	$687,129)	$(609,028)	$(556,127)	$(495,931)	(442,304)

Results of Operations:
Year ended March 31,	2001	2000	1999	1998	1997
Total revenues	$ 81,509	$ 0	$ 0	$ 0	$ 0
Selling, general & admin.	$ 67,501	$ 52,901	$ 60,196	$ 53,407	$ 53,019
Cost of sales	$ 0	$ 0	$ 0	$ 220	$ 300
Net income/loss	$ 14,008	$(52,901)	$(60,196)	$(53,627)	$(53,319)
Loss per share	0.0006	(0.0024)	(0.0027)	(0.0025)	(0.0024)
Net cash flows from operating activities	$ 37,700	$(642)	$(1,000)	$(1,413)	$(1,235)

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

In addition, the Company was working to upgrade the data rate transmission capabilities of the Model 9100. Presently, the Model 9100-2 is capable of transmitting communication formats of DS-0 (64 kbps), DS-1 (1.544 mbps), and the European standard CEPT HDB-3 (2.048 mbps). Upgrades would allow transmission of additional data rates of OC-1 (51.84 mbps) and OC-2 (155.520 mbps). The present plans to accomplish these upgrades would utilize the same castings, optics, mounts, and most other hardware, therefore reducing the cost of the new design while greatly enhancing system features. Again, no work in process has been started to accommodate these upgrades.

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

Item 8. Financial Statement and Supplementary Data

Index to Financial Statements:

1. Compilation Report

2. Financial Statements

a. Balance Sheet as of March 31, 2001;

b. Statements of Operations for the years ended March 31, 2001 and 2000;

c. Statements of Stockholders' Deficiency for the years ended March 31, 2001 and 2000;

d. Statements of Cash Flows for the years ended March 31, 2001 and 2000; and

e. Notes to Financial Statements for the years ended March 31, 2001 and 2000.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

PART III

Item 10. Identification of Directors, Executive Officers, Committees, and Related Matters

The Board of Directors was previously divided into three classes. However, because the number of directors is less than six, the Board is no longer divided into classes. All five directors will stand for election at the next meeting and will hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified.

The names of each director and officer, and certain other information about them are set forth below:
Name	Age	Title
Harry D. Thompson Daniel P. Newman	68 50	Director Director
Travis K. Pethe	49	Director
Donald E. Ranniger	73	Chairman of the Board of Directors, President, and Treasurer
Clara H. Ranniger	73	Director, Vice President, and Secretary

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

The Board of Directors has a standing audit committee consisting of Clara H. Ranniger and Harry D. Thompson, both of whom are directors. Functions of the audit committee are: engagement or discharge of auditors; prior approval of each professional service provided by the auditors; determining fees; reviewing the audit plan; reviewing internal accounting controls; reviewing the adequacy of financial and accounting personnel; reviewing the results of the audit; and reviewing financial information and press releases concerning financial matters prior to dissemination. The audit committee meets periodically to review the financial statements of the Company, as evidenced by the minutes of such meetings in the Company minute book.

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

Items 11 and 13. Management Remuneration and Certain Transactions

The following table sets forth the cash compensation paid to all officers and directors of the Company as a group for services rendered during the fiscal year ended March 31, 2001 (no officer received cash compensation in excess of $60,000):

No. Persons in Group Capacities in which served Cash Compensation

Five Officers and directors $21,213 *

* Mr. & Mrs. Ranniger have deferred payout of their salaries since January, 1987, which deferment amount totals $701,100 through the end of the fiscal year ended March 31, 2001. During this fiscal year, Mr. & Mrs. Ranniger were paid outstanding interest of $12,909 due from prior loans to the Company, as well as the principal sum of $2,805, which was loaned to the Company in the past fiscal years. Harry Thompson, a director, was paid $2,660 for accounting fees. The directors were paid a combined total of $2,999 toward previously-deferred fees.

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

Item 12. Principal Security Holders

The following table sets forth information, as of June 27, 2001, with respect to the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by all directors and nominees of the Company, and by directors and officers of the Company as a group:
Name of Person or Identity of Group	Shares beneficially owned - Number	Shares beneficially owned - %
Donald E. and Clara H. Ranniger (1)	7,610,000	33.8%
Travis K. Pethe (2)	25,000.1%
Harry D. Thompson (2) Daniel P. Newman (2) Five directors and officers	- - 7,610,000	- - 33.9%

_______________

(1) Directors, officers, and controlling persons of the Company. Their address is P. O. Box 17013, Golden, Colorado 80402.

(2) Director.

PART IV

Item 14. Exhibits and Financial Statement Schedules, and Reports on Form 8K

A. The following documents are filed as a part of this report:

1. Financial Statements

a. Balance Sheet as of March 31, 2001;

b. Statements of Operations for the years ended March 31, 2001 and 2000;

c. Statements of Stockholders' Deficiency for the years ended March 31, 2001 and 2000;

d. Statements of Cash Flows for the years ended March 31, 2001 and 2000; and

e. Notes to Financial Statements for the years ended March 31, 2001 and 2000.

2. Exhibits:

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

C. A 10-K was filed with an effective filing date of 7/3/2001; that filing was unaudited pursuant to 17 C.F.R. 210.3-11. An audit has since been performed, and the 10-K was appropriately amended to constitute the present filing.

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

August 5, 2001

By:__________/s/_______________

Don E. Ranniger, Chairman of the Board of Directors, President and Treasurer

August 5, 2001

By:__________/s/_______________

Clara H. Ranniger, Director and Vice President and Secretary

August 5, 2001

By:__________/s/________________

Travis K. Pethe, Director

August 4, 2001

By:__________/s/________________

Harry D. Thompson, Director

August 4, 2001

By:__________/s/________________

Daniel P. Newman, Director

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

LARRY O'DONNELL, CPA, P.C. 2280 South Xanadu Way, Suite 370 Aurora, Colorado 80014 (303) 745-4545

REPORT OF INDEPENDENT AUDITOR

Board of Directors Telecommunication Products, Inc.

I have audited the accompanying balance sheet of Telecommunication Products, Inc. as of March 31, 2001 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Telecommunication Products, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.

_____________/s/______________

July 13, 2001

TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEET

MARCH 31, 2001

ASSETS
CURRENT ASSETS
Cash	$ 35,079
Total current assets	$ 35,079

PROPERTY AND EQUIPMENT (Note 1)
Equipment Office furniture and plans	- - _
Total Less accumulated depreciation Net property and equipment	- - _ - _
TOTAL	$ 35,079

LIABILITIES AND STOCKOLDERS' EQUITY CURRENT LIABILITIES Accounts payable Accrued liabilities Officers (Note 2) Other	- $ 701,100 $ 21,108
LONG TERM DEBT Officers/stockholders (Note 2)	-

STOCKHOLDERS' DEFICIENCY

(Note 4)

Preferred stock non voting $1 par value: 50,000,000 shares authorized, no shares issued

Common stock no par value: 100,000,000 shares authorized; 22,492,800 shares issued and outstanding

Accumulated deficit

$ 733,768 (1,420,897)
Total stockholders' deficiency TOTAL	$(687,129) $ 35,079

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF OPERATIONS

YEARS ENDING MARCH 31, 2001 and 2000

REVENUES Net sales Other income (Note 1) Total revenues	2001 $ - $ 81,509 $ 81,509	2000 $ - - _ - _
EXPENSES Cost of sales Selling, general and admin (Note 2) Total expenses	- $ 67,501 $ 67,501	- 52,901 52,901
NET INCOME (LOSS) NET LOSS PER COMMON SHARE (Note 1)	$ 14,008 $ 0.0006	$ (52,901) $ (0.0024)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,492,800	22,492,000

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS DEFICIENCY

YEARS ENDING MARCH 31, 2001 AND 2000
BALANCE AT MARCH 31, 1999 as previously reported Adjustment of overstatement of inventories (Note 3)	Common Stock Shares 22,492,800 ____________	Common Stock Amount $ 733,768 ___________	Accumulated Deficit $(1,289,895) $(92,109)	Total $(556,127) $(92,109)
BALANCE AT MARCH 31, 1999 as restated Net loss for the year	22,492,800 ____________	$ 733,768 ___________	$(1,382,004) $(52,901)	$(648,236) $(52,901)
BALANCE AT MARCH 31, 2000 Net income for the year	22,492,800 ____________	$ 733,768 ___________	$(1,434,905) $ 14,008	$(701,137) $ 14,008
BALANCE AT MARCH 31, 2001	22,492,800	$ 733,768	$(1,420,897)	$(687,129)

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF CASH FLOWS (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

CASH FLOWS FROM OPERATING ACTIVITIES	2001	2000
Net income (loss) Adjustments to reconcile net loss to net cash flows from operating activities: Depreciation and amortization Increase (decrease) in assets and liabilities	$ 14,008	$(52,901) 370
Accounts receivable Inventories Prepaid Expenses Accounts payable Accrued liabilities	- - $(17,859) $ 41,551	- $ 238 $ 2,451 $ 49,200
Net cash flows from operating activities	$ 37,700	$(642)
CASH FLOWS FROM INVESTING ACTIVITIES Payments for property and equipment	-___	-___

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under long-term debt and notes payable

Principal payments of long-term debt and note payable

Net cash flows from financing activities

NET INCREASE (DECREASE) IN CASH

	$(2,805) $(2,805) $ 34,895	$ 826 _________ $ 826 $ 184
CASH BEGINNING OF YEAR CASH, END OF YEAR SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid for interest expense	$ 184 $ 35,079 $ 12,909	-__ _ $ 184 $ -

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDING MARCH 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Telecommunication Products, Inc. (Company) was incorporated in the State of Colorado on June 8, 1983, to design, manufacture and market specialized communication equipment.

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended March 31, 2001, the Company has an accumulated deficit of $1,420,897 and a net stockholders' deficiency of $687,129. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

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

Net Loss Per Common Share - Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RELATED PARTY TRANSACTIONS

One of the Company's directors provides accounting services to the Company. Expenses for such services were $960, $0, and $0 for 2001, 2000, and 1999, respectively.

Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. Unpaid compensation expenses of $49,200 annually were incurred in each of the three years in the periods ending March 31, 2001 and as of March 31, 2001 and 2000, unpaid compensation to officers/stockholders totaled $701,100 and $651,900 respectively.

Long-term debt - officers/stockholders - Long term debt represents an unsecured note payable with interest at 0%. During the years ended March 31, 2001, 2000, and 1999, interest expense of $ 0, $ 0, and $ 0, respectively, was incurred on the note and, at March 31, 2001 and 2000, accrued interest of $0 and $12,909 was payable.

3. PRIOR PERIOD ADJUSTMENT, WRITE DOWN OF INVENTORY

Due to damage and attrition associated with the move from the Company' former laboratory and offices, as well as the age and obsolescence of certain parts and components, it is the opinion of management that the value of inventories are significantly less than the value reflected on the books of the Company. The values of those inventories had declined since operations ceased significantly prior to April 1, 1999.

Accordingly, an adjustment of $92,109 was made to write down inventories as of April 1, 1999. A corresponding entry was made to reduce previously reported retained earnings by $92,109.

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

5. INCOME TAXES

At March 31, 2000 the Company has accumulated net operating loss carryforwards of approximately $460,639 which may be utilized to offset future taxable income and which expire through the year 2015. The Company has research and development tax credit carryovers of approximately $16,261 which expire through the year 2002, accordingly the Company has made no provision for income taxes. Accordingly, the Company has made no provision for income taxes. A valuation allowance has been established for the entire amount of the deferred taxes of $170,000.

Pursuant to the Tax Reform Act of 1986, net operating losses utilized in future income tax returns may be subject to alternative minimum tax regulations which may limit up to 10% of the net operating loss carryforward applied in a given year. Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate or defer the utilization of those losses.

6. SUBSEQUENT EVENT - ACQUISITION OF INTERLEISURE

On June 25, 2001, the Company ("Telpro"), and Interleisure, S.A., a privately held Dominican Republic corporation ("Interleisure"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination between Telpro and Interleisure. Under the Merger Agreement, Telpro will effectuate 20-for-1 reverse stock split and Interleisure will be merged with and into Telpro. Unpon consummation of the reverse stock split and merger, each outstanding share of common stock of Interleisure will be converted into the right to receive 10.68 shares of common stock, no par value of Telpro.

Consummation of the merger is subject to certain conditions, including amount other things, approval of the merger and other related transaction by the shareholders of Telpro.