Form 10-Q
period 2001-06-30
TELECOMMUNICATION PRODUCTS INC
filed 2001-08-07
CIK 725929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001

Commission file number: 0-11882

TELECOMMUNICATION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation or organization)

84-0916299

(I.R.S. Employer Identification No.)

P. O. Box l7013, Golden, Colorado 80402

(address of principal executive offices)

Registrant's telephone number, including area code: (303)278-2725

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of June 30, 2001.

ITEM 1 - FINANCIAL STATEMENTS

TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEETS (Unaudited)

MARCH 31, 2001

ASSETS	30-Jun-01	31-Mar-01
CURRENT ASSETS
Cash Inventories	$ 1,793 $ 0	$ 35,079 $ 0
Total current assets	$ 1,793	$ 35,079

PROPERTY AND EQUIPMENT (Note 1)

Equipment Office furniture and plans	- -
Total Less accumulated depreciation Net property and equipment	- -	- -
TOTAL	$ 1,793	$ 35,079

LIABILITIES AND STOCKOLDERS' EQUITY CURRENT LIABILITIES Accounts payable Accrued liabilities Officers (Note 2) Other	$ - $ - $ - $ 701,100 $ 21,108	$ - $ - $ - $ 701,100 $ 21,108
LONG TERM DEBT Officers/stockholders (Note 2)	$ 722,208	$ 722,208

STOCKHOLDERS' DEFICIENCY

(Note 4)

Preferred stock non voting $1 par value: 50,000,000 shares authorized, no shares issued

Common stock no par value: 100,000,000 shares authorized; 22,492,800 shares issued and outstanding

Accumulated deficit

	$ 733,768 (1,454,183)	$ 733,768 (1,420,897)
Total stockholders' deficiency TOTAL	$(720,415) $ 1,793	$(687,129) $ 35,079

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended: REVENUES Net sales Other income (Note 1) Total revenues	30-Jun-01 $ - $ - $ -__ $ -__	30-Jun-00 $ - $ - $ - _ $ - _
EXPENSES Cost of sales Selling, general and admin (Note 2) Total expenses	$ - $ 33,286 $ (33,286)	$ - $ 12,232 $ (12,232)
NET INCOME (LOSS) NET LOSS PER COMMON SHARE (Note 1)	$ (33,286) $ (0.0015)	$ (12,232) $ (0.0005)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,492,800	22,492,000

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)

THREE MONTHS ENDING JUNE 30, 2001

BALANCE AT MARCH 31, 2001 Net loss for the quarter	Common Stock Shares 22,492,800 ____________	Common Stock Amount $ 733,768 ___________	Accumulated Deficit $(1,420,897) $(33,286)	Total - $(687,129) $(33,286)

BALANCE AT JUNE 30, 2001	22,492,800	$ 733,768	$(1,454,183)	$(720,415)

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF CASH FLOWS (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

THREE MONTHS ENDED: CASH FLOWS FROM OPERATING ACTIVITIES	30-Jun-01	30-Jun-00
Net loss	$(33,286)	$(12,332)
Accrued liabilities	$ -	$ 12,300
Net cash flows from operating activities	$(33,286)	$(32)
CASH FLOWS FROM INVESTING ACTIVITIES Payments for property and equipment	-___	-___

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under long-term debt and notes payable

Principal payments of long-term debt and note payable

Net cash flows from financing activities

NET INCREASE (DECREASE) IN CASH

	_______ _______ $(33,286)	______ ______ $(32)
CASH BEGINNING OF YEAR CASH, END OF YEAR	$ 35,079 $ 1,793	$ 184 $ 152

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

YEARS ENDING MARCH 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Telecommunication Products, Inc. (Company) was incorporated in the State of Colorado on June 8, 1983, to design, manufacture and market specialized communication equipment.

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 20, 2001, the Company has an accumulated deficit of $1,454,183 and a net stockholders' deficiency of $720,415. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

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

2. RELATED PARTY TRANSACTIONS

Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. Unpaid compensation expenses of $49,200 annually were incurred in each of the subsequent years, including the three years in the periods ending March 31, 2001, and as of June 30, 2001 and March 31, 2001, unpaid compensation to officers/ stockholders totaled $701,100 and $701,100, respectively.

3. INVENTORY

Due to damage and attrition associated with the move from the Company' former laboratory and offices, as well as the age and obsolescence of certain parts and components, a determination was made in recent audit of the Company that all inventory would be most appropriately valued at zero. This and the resulting impact is more fully reflected and explained in the Company's amended 10-K filing for the last fiscal year.

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

5. SUBSEQUENT EVENT - ACQUISITION OF INTERLEISURE

On June 25, 2001, the Company ("Telpro"), and Interleisure, S.A., a privately held Dominican Republic corporation ("Interleisure"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination between Telpro and Interleisure. An 8-K was filed on June 27, 2001, apprising shareholders that the directors had approved a merger agreement subject to shareholder approval. This 8-K summarizes further aspects of the agreement as well.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management provides the following forward-looking information to the best of its information and belief as of the time of signing, with no assurance as to eventual outcome.

Financial Condition and Changes in Financial Condition

Although the Company has had no sales revenues in the past five years, it received income of $75,000 from a letter of intent entered into in the last fiscal year. Due to problems and concerns on both sides, the letter of intent was fully released, and the Company retained the $75,000 pursuant to agreement of the parties. These monies were used to bring current most of the outstanding and current obligations of the Company, including but not limited to accounts payable, loans outstanding, deferred directors' fees, legal and accounting fees, and wages due in this quarter. The Company still owes significant outstanding wages to its officers who, except for this past quarter, had agreed to defer their salaries due them since January, 1987 in order to enable the Company to continue as a going concern. The present outstanding balance of this wage claim is $701,100.

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

There was a net loss this quarter, and overall there is a significant accumulated deficit which has eroded stockholders' equity. As no sales are presently pending, such attrition was projected to continue through fiscal 2002. Due to the losses sustained by the Company during its development stage and over the intervening years, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and to continue to increase its product sales, or alternatively to pursue a merger arrangement with an appropriate candidate. In light of the fact that the Company has been unable to obtain additional financing and has not had any sales revenues for the past five years, management believes that the Company's best prospects are in pursuing a merger with another company. As a result, the Company has continued to concentrate operations on finding a merger candidate with products or services which might generate revenue for continuing operations; a merger agreement has been signed by the directors effective June 25, 2001, subject to shareholder approval, as more fully described in the 8-K filed on June 27, 2001.

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

In addition, the Company was working to upgrade the data rate transmission capabilities of the Model 9100. Presently, the Model 9100-2 is capable of transmitting communication formats of DS-0 (64 kbps), DS-1 (1.544 mbps), and the European standard CEPT HDB-3 (2.048 mbps). Upgrades would allow transmission of additional data rates of OC-1 (51.84 mbps) and OC-2 (155.520 mbps). The present plans to accomplish these upgrades would utilize the same castings, optics, mounts, and most other hardware, therefore reducing the cost of the new design while greatly enhancing system features. Again, the Company has not had appropriate funding to pursue these enhancements, and so no work in process has been started to accomplish these upgrades.

Other than the above, the Company does not expect any material changes in the mix and relative cost of resources. Raw materials were previously augmented in the anticipation of potential future demand in Asia. As of year end and the date of this report, there were no finished goods in inventory. Inflation has had no material effect on the Company's operations over the last three fiscal years.

The Company's only full time employees, Don and Clara Ranniger, had elected to defer their salaries since January of 1987 through the date of the last 10-K in order to help the Company's cash flow; a resolution of that wage claim is presently addressed in the proposed merger agreement.

Besides pursuing a merger with a potentially profitable candidate, fiscal 2002 operations will continue to concentrate efforts on increasing sales and production of the Model 9100. However, due to varying economic conditions in the domestic and world-wide markets for this product, and based on the fact that the Company has had no sales revenues in the past five years, it is unlikely that the Company will have any significant sales in 2001, thereby increasing the loss and financial risk factors.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. Not applicable.

Item 3. Defaults upon Senior Securities. Not applicable.

Item 4. Submission of Mattters to a Vote of Security Holders. Not applicable.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

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

August 5, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549