Form 10QSB
period 2001-09-30
TELECOMMUNICATION PRODUCTS INC
filed 2001-11-15
CIK 725929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2001

Commission file number: 0-11882

TELECOMMUNICATION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation or organization)

84-0916299

(I.R.S. Employer Identification No.)

P. O. Box l7013, Golden, Colorado 80402

(address of principal executive offices)

Registrant's telephone number, including area code: (303)278-2725

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,492,800 as of September 30, 2001.

ITEM 1 - FINANCIAL STATEMENTS

TELECOMMUNICATION PRODUCTS, INC.

BALANCE SHEETS (Unaudited)
ASSETS	30-Sep-01	31-Mar-01
CURRENT ASSETS
Cash Inventories	$ 1,265 $ 0	$ 35,079 $ 0
Total current assets	$ 1,265	$ 35,079

PROPERTY AND EQUIPMENT (Note 1 and 3)
Equipment Office furniture and plans	- -
Total Less accumulated depreciation Net property and equipment (Note 3)	- - -	- - -
TOTAL	$ 1,265	$ 35,079

LIABILITIES AND STOCKOLDERS' EQUITY CURRENT LIABILITIES Accounts payable Accrued liabilities Officers (Note 2) Other	$ - $ - $ - $ 713,400 $ 21,108	$ - $ - $ - $ 701,100 $ 21,108
LONG TERM DEBT Officers/stockholders	$ 734,508	$ 722,208

STOCKHOLDERS' DEFICIENCY (Notes 4 & 5)

Preferred stock non voting $1 par value: 50,000,000 shares authorized, no shares issued

Common stock no par value: 100,000,000 shares authorized; 22,492,800 shares issued and outstanding (Noted 4 & 5)

Accumulated deficit

	$ 733,768 (1,467,011)	$ 733,768 (1,420,897)
Total stockholders' deficiency TOTAL	$(733,243) $ 1,265	$(687,129) $ 35,079

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended: REVENUES Net sales Other income (Note 1) Total revenues	30-Sep-01 $ - $ -__ $ -__	30-Sep-00 $ - $ 81,578 $ 81,578
EXPENSES Cost of sales Selling, general and admin (Note 2) Total expenses	$ - $ 12,828 $ 12,828	$ - $ 15,326 $ 15,326
NET INCOME (LOSS) NET LOSS PER COMMON SHARE (Note 5)	$ (12,828) $ (0.0006)	$ 66,252 $ 0.0029
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,492,800	22,492,000

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF OPERATIONS (Unaudited)
Six Months Ended: REVENUES Net sales Other income (Note 1) Total revenues	30-Sep-01 $ - $ -__ $ -__	30-Sep-00 $ - $ 81,578 $ 81,578
EXPENSES Cost of sales Selling, general and admin (Note 2) Total expenses	$ - $ 46,114 $ 46,114	$ - $ 27,658 $ 27,658
NET INCOME (LOSS) NET LOSS PER COMMON SHARE (Note 2)	$ (46,114) $ (0.0021)	$ 53,920 $ 0.0024
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,492,800	22,492,000

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)

THREE MONTHS ENDING JUNE 30, 2001
BALANCE AT MARCH 31, 2001 Net loss for the quarter	Common Stock Shares 22,492,800 ____________	Common Stock Amount $ 733,768 ___________	Accumulated Deficit $(1,420,897) $(46,114)	Total___________ $(687,129) $(46,114)

BALANCE AT SEPTEMBER 30, 2001	22,492,800	$ 733,768	$(1,467,011)	$(733,243)

 See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.

STATEMENT OF CASH FLOWS (Unaudited)

YEARS ENDING MARCH 31, 2001, 2000, AND 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

THREE MONTHS ENDED: CASH FLOWS FROM OPERATING ACTIVITIES	30-Jun-01	30-Jun-00
Net income (loss)	$ -	$ 53,920
Increase (decrease) in accrued expenses	$ 12,300	$ 11,622
Increase (decrease) in accounts payable	$ -	$(17,859)
Net Loans from officers	$ -	$(2,805)
Total cash provided Cash used for: Net loss Total cash used	$ 12,300 $ 46,114 $ 46,114	$ 44,878 $ -_____ $ -
Beginning cash balance Ending cash balance	$ 35,079 $ 1,265	$ 184 $ 45,062

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

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2001, the Company has a net loss of $46,114, an accumulated deficit of $1,467,011, and a net stockholders' deficiency of $733,243. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

Revenue is recognized when products are delivered and accepted by customers. Other income includes payment made pursuant to an agreement with another entity which has since been concluded and fully released, as well as accrued expenses and accounts payable which were not incurred or were forgiven by the creditor. The Company grants a one-year warranty on parts and labor for all of its products, but has historically experienced minimal warranty claims.

Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. As of September 30, 2001, unpaid compensation claimed by officers/stockholders totals $713,400.

Net Loss Per Common Share - Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period. The weighted shares outstanding include 9,800,000 shares issued to certain persons at a price substantially less than the public offering price.

3. Inventory

Due to damage and attrition associated with the move from the Company' former laboratory and offices, as well as the age and obsolescence of certain parts and components, a determination was made in the most recent audit of the Company that all inventory would be most appropriately valued at zero. This and the resulting impact is more fully reflected and explained in the Company's amended 10-K filing for the last fiscal year.

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

6. SUBSEQUENT EVENT - POTENTIAL ACQUISITION OF INTERLEISURE

On June 25, 2001, the Company ("Telpro"), and Interleisure, S.A., a privately held Dominican Republic corporation ("Interleisure"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination between Telpro and Interleisure. An 8-K was filed on June 27, 2001, apprising shareholders that the directors had approved a merger agreement subject to shareholder approval. This 8-K summarizes further aspects of the agreement as well. Although the measure has been approved by a majority of shareholders and Telpro was ready to close immediately following the shareholder meeting, Interleisure has required additional time to meet its obligations, and an extension agreement has been signed between the parties allowing Interleisure through and until December 27, 2001 to meet its obligations so that the closing may yet occur.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management provides the following forward-looking information to the best of its information and belief as of the time of signing, with no assurance as to eventual outcome.

Financial Condition and Changes in Financial Condition

Although the Company has had no sales revenues in the past five years, it received income of $75,000 from a letter of intent entered into in the last fiscal year. Due to problems and concerns on both sides, the letter of intent was fully released, and the Company retained the $75,000 pursuant to agreement of the parties. These monies were used to bring current most of the outstanding and current obligations of the Company, including but not limited to accounts payable, loans outstanding, deferred directors' fees, legal and accounting fees, and wages due in the previous quarter. The Company still owes significant outstanding wages to its officers who had previously offered to defer their salaries due them since January, 1987 through the last fiscal year in order to enable the Company to continue as a going concern. The outstanding balance of these wage claims at September 30, 2001, including wages accrued for the quarter ended September 30, 2001, was $713,400.

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

There was a net loss this quarter, and overall there is a significant accumulated deficit which has eroded stockholders' equity. As no sales are presently pending, such attrition was projected to continue through fiscal 2002. Due to the losses sustained by the Company during its development stage and over the intervening years, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and to continue to increase its product sales, or alternatively to pursue a merger arrangement with an appropriate candidate. In light of the fact that the Company has been unable to obtain additional financing and has not had any sales revenues for the past five years, management believes that the Company's best prospects are in pursuing a merger with another company. As a result, the Company has continued to concentrate operations on finding a merger candidate with products or services which might generate revenue for continuing operations; a merger agreement with Interleisure, S.A. ("Interleisure") was signed by the directors effective June 25, 2001, as more fully described in the 8-K filed on June 27, 2001. The present status of that agreement is more fully described in Part II, Item 5. Other Information.

Results of Operations

The Company had no sales of its products this past quarter and indeed has had no product sales in more than five years. The Company was previously working to upgrade its Model 9100 system with a new diode which would increase the transmission power of the system from 1 watt power input to 1.2 and 2.4 optical power output, thereby increasing the transmission range to over two miles in normal atmospheric conditions. However, the new technology has made the present work in process inventory obsolete, and no monies have been available to start constructing the upgraded systems at this point.

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

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. Not applicable.

Item 3. Defaults upon Senior Securities. Not applicable.

Item 4. Submission of Mattters to a Vote of Security Holders. Not applicable.

Item 5. Other Information.

In its October 10, 2001 shareholder meeting, the shareholders elected five directors (Donald Ranniger, Clara Ranniger, Harry Thompson, Travis K. Pethe, and Daniel Newman); ratified the appointment of Larry O'Donnell, CPA, P.C., as the Company's auditor for the years ended March 31, 2000 and March 31, 2001; and approved a plan of merger by which the Company was merged into a newly formed Colorado corporation, which merger involved a 20:1 reverse split of the Company's common stock (this merger was implemented to resolve concerns over the corporate status of the Company as a result of an administrative dissolution of Telpro in 1989).

In the October 10, 2001 shareholder meeting, the merger with Interleisure, S.A. was also approved by a majority of shareholders subject to conditions of closing; however, although Telpro was ready to close immediately following the shareholder meeting, Interleisure has required additional time to meet its obligations. Consequently, an extension agreement has been signed between Telpro and Interleisure, allowing Interleisure through and until December 27, 2001 to meet its obligations so that the closing may yet occur. Interleisure paid a nonrefundable $100,000 fee to Telpro for this extension.

Item 6. Exhibits and Reports on Form 8-K.

      Exhibits:

2.1 Agreement and Plan of Merger dated June 25, 2001. (1)

2.2 Extension Agreement dated October 23, 2001. (2)
  Incorporated by reference to the Company's Proxy Statement dated September 11, 2001.
  Filed herewith.
      Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECOMMUNICATION PRODUCTS, INC.

By:_____________/s/ _____________

Don E. Ranniger, President

November 12, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT 2.2: Extension Agreement dated October 23, 2001

EXTENSION AGREEMENT

THIS EXTENSION AGREEMENT is made as of October 23, 2001, by and among Telecommunication Products, Inc., a Colorado corporation ("Telpro"), Interleisure, S.A., a Dominican Republic corporation ("Interleisure"), and the shareholders of Interleisure ("Shareholders").

RECITALS

WHEREAS, the parties entered into an Agreement and Plan of Merger dated June 25, 2001 (the "Merger Agreement"), pursuant to which Interleisure would be merged with and into Telpro (the "Merger");

WHEREAS, Telpro has satisfied all of its conditions to Closing and is ready, willing, and able to the consummate the Merger and complete the Closing;

WHEREAS, Interleisure is currently unable to satisfy the conditions to Closing set forth in Subsections 5.1(g) and 6.7(a) of the Merger Agreement;

WHEREAS, Subsection 7.1(b) of the Merger Agreement provides that the Merger Agreement may be terminated if Closing has not occurred on or before July 31, 2001;

WHEREAS, the parties desire to extend the time for the termination of the Merger Agreement to allow Interleisure to make efforts to satisfy its conditions to Closing;

NOW, THEREFORE, in consideration of the mutual promises and agreements set forth herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

AGREEMENT

1. Use of Terms. Unless otherwise defined herein, all capitalized terms used herein shall have the same meaning attributed to them in the Merger Agreement.

2. Payment. On or before October 31, 2001, Interleisure shall pay U.S. $100,000.00 to Telpro as a nonrefundable payment in consideration for Telpros agreement to refrain from terminating the Merger Agreement as a result of Interleisures failure to perform its obligations required for closing. If this payment is not received by Telpro by or before October 31, 2001, the parties agree that the Merger Agreement will terminate as a result of Interleisures failure to satisfy closing conditions. The parties agree that that $100,000 is the cost of this extension, and if the payment is timely received by Telpro but, for any reason, the merger is not consummated during this extension period, the $100,000.00 shall not be refunded to Interleisure but shall be kept by Telpro as consideration for the extension itself. The parties agree that the $100,000.00 payment will, in fact, be immediately be paid toward an outstanding wage claim upon receipt, since the payment is non-refundable in any event. If the transaction contemplated in the merger agreement closes, the $100,000 will be credited toward the sum due for the wage claim pursuant to Subsection 6.7(a) of the Merger Agreement.

3. Extension of Expiration Date. Upon the payment by Interleisure of $100,000 pursuant to Section 2 above, the date set forth in Subsection 7.1(b) of the Merger Agreement shall be amended to December 27, 2001.

4. Acknowledgements, Representations, and Warranties of All Parties. All of the parties to this Extension Agreement acknowledge, represent, and warrant as follows:

(a) The persons executing this Extension Agreement have the requisite power and authority to execute this Extension Agreement and, in particular, Robert Russell as officer of Interleisure has apparent and actual authority to bind Interleisure and its individual shareholders in this agreement.

(b) The covenants and agreements contained in this Extension Agreement have been given in exchange for consideration to such parties which is of a reasonably equivalent value.

5. Effect of Extension Agreement. Except as expressly amended hereby, all of the terms and conditions of the Merger Agreement shall remain in full force and effect.

6. Entire Agreement. This Extension Agreement constitutes the entire agreement between the parties with respect to the subject matter of this Extension Agreement except as otherwise referenced, and there are no oral or other agreements existing between the parties with respect to the subject matter of this Extension Agreement which are not expressly set forth or incorporated in this Extension Agreement. This Extension Agreement and the exhibits hereto may be amended, revised, waived, discharged, released, or terminated only by written instrument, executed by the party against whom such amendment, revision, waiver, discharge, release, or termination is asserted.

7. Successors and Assigns. All of the terms of this Extension Agreement and the exhibits hereto apply to, are binding upon, and inure to the benefit of the parties hereto, such parties' respective successors, assigns, heirs, legal representatives, and all other persons or entities claiming by, through, or under such parties.

8. Applicable Law and Venue. This Extension Agreement and the exhibits hereto shall be governed by and construed in accordance with the laws of the State of Colorado.

9. Notices. Any notice or other communication under this Extension Agreement shall be in writing and shall be delivered pursuant to the terms and condition of the Merger Agreement.

10. Severability. Any provision of this Extension Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

11. Counterparts. This Extension Agreement may be executed in counterparts and when so executed shall constitute an agreement binding on all the parties notwithstanding that all parties are not signatories to the original or the same counterpart.

IN WITNESS WHEREOF, the parties hereto have executed this Extension Agreement dated as of the date first written above.

TELECOMMUNICATION PRODUCTS, INC.

By: /s/

Donald E. Ranniger, President

INTERLEISURE, S.A.

By: /s/

Robert Russell, President