Form 10QSB
period 2001-12-31
TELECOMMUNICATION PRODUCTS INC
filed 2002-02-14
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES
                                EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES
                               EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    --------------


                         Commission file number: 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                                            84-0916299
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          9171 Wilshire Blvd., Suite B, Beverly Hills, California 90210
                    (address of principal executive offices)

       Registrant's telephone number, including area code: (310) 281-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. Yes  X   No
                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,124,645 shares of common stock, no par value per share, as of December 31, 2001.

                        TELECOMMUNICATION PRODUCTS, INC.
                               INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----


PART I -- FINANCIAL INFORMATION


  ITEM 1 -- Financial Statements

    Balance Sheets (unaudited) as of December 31, 2001 and
    March 31, 2001..........................................................  3

    Statements of Operations (Unaudited) for the Three Months
    Ended December 31, 2001 and December 31, 2000...........................  4

    Statements of Operations (Unaudited) for the Nine Months
    Ended December 31, 2001 and December 31, 2000...........................  5

    Statements of Stockholders' Deficiency (Unaudited) for the
    Nine Months Ended December 31, 2001.....................................  6

    Statement of Cash Flows (Unaudited) for the Nine Months Ended
    December 31, 2001 and 2000..............................................  7

    Notes to Financial Statements (Unaudited)...............................  8


  ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10

PART II -- Other Information

  ITEM 2 -- Changes in Securities........................................... 12

  ITEM 4 -- Submission of Matters to a Vote of Security Holders............. 12

  ITEM 6 -- Exhibits and Reports on Form 8-K................................ 12

Signatures.................................................................. 13

ITEM 1 - FINANCIAL STATEMENTS

                        TELECOMMUNICATION PRODUCTS, INC.
                           BALANCE SHEETS (Unaudited)

                                                   December 31, 2001     March 31, 2001
                                                   -----------------     --------------
ASSETS
------
CURRENT ASSETS

Cash                                                  $   75,015           $   35,079
Inventories                                           $        0           $        0

Total current assets                                  $   75,015           $   35,079
                                                      ----------           ----------

PROPERTY AND EQUIPMENT (Note 1 and 3)
                                                               -                    -
Equipment                                                      -                    -

Office furniture and plans                                     -                    -

Total                                                          -                    -
Less accumulated depreciation                                  -                    -
Net property and equipment (Note 3)                            -                    -

TOTAL                                                 $   75,015           $   35,079
                                                      ----------           ----------


LIABILITIES AND STOCKOLDERS' EQUITY
-----------------------------------

CURRENT LIABILITIES                                   $        -           $        -
Accounts payable                                      $    9,918           $        -
Accrued liabilities                                   $        -           $        -
Officers (Note 2)                                     $  625,700           $  701,100
Other                                                 $   21,108           $   21,108
                                                      ----------           ----------
                                                      $  656,726           $  722,208


LONG TERM DEBT Officers/stockholders                  $        -           $        -

STOCKHOLDERS' DEFICIENCY (Notes 4 & 5)
Preferred stock non voting $1 par value:
  0,000,000 shares authorized, no shares issued;
Common stock no par value: 100,000,000 shares
  outhorized; 1,124,645 shares issued and
  outstanding (Notes 4 & 5)                           $  733,768           $  733,768
Accumulated deficit
                                                      (1,315,479)          (1,420,897)
                                                      ----------           ----------

Total stockholders' deficiency                        $ (581,711)          $ (687,129)
                                                      ----------           ----------
TOTAL                                                 $   75,015           $   35,079
                                                      ==========           ==========

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended:                      December 31, 2001     December 31, 2000
-------------------                      -----------------     -----------------


REVENUES
Net sales                                    $       -             $       -
Other income (Note 1)                        $ 175,000             $     (69)
                                             ---------             ---------
Total revenues                               $ 175,000             $     (69)
                                             ---------             ---------
EXPENSES
Cost of sales                                $       -             $       -
Selling, general and
  admin (Note 2)                             $  23,468             $   4,345
                                             ---------             ---------
Total expenses                               $  23,468             $   4,345
                                             ---------             ---------

NET INCOME (LOSS)                            $ 151,532             $  (4,414)
                                             ---------             ---------
NET LOSS PER COMMON SHARE (Notes 4 & 5)      $   .1347             $  (.0039)
                                             ---------             ---------
WEIGHTED-AVERAGE COMMON SHARES               1,124,645             1,124,645
OUTSTANDING (Note 5)

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF OPERATIONS (Unaudited)


Nine Months Ended:                      December 31, 2001      December 31, 2000
------------------                      -----------------      -----------------

REVENUES
Net sales                                   $       -              $       -
Other income (Note 1)                       $ 175,000              $  81,509
                                            ---------              ---------
Total revenues                              $ 175,000              $  81,509
                                            ---------              ---------
EXPENSES
Cost of sales                               $       -              $       -
Selling, general and
  admin (Note 2)                            $  69,582              $  48,498
                                            ---------              ---------

Total expenses                              $  69,582              $  48,498
                                            ---------              ---------
NET INCOME (LOSS)                           $ 105,418              $  33,011
                                            ---------              ---------
NET INCOME (LOSS) PER COMMON SHARE          $   .0937              $   .0294
                                            ---------              ---------
(Notes 4 & 5)
WEIGHTED-AVERAGE COMMON SHARES              1,124,645              1,124,645
OUTSTANDING (Notes 4 & 5)


See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
NINE MONTHS ENDING DECEMBER 31, 2001


                           Common Stock    Common Stock     Accumulated
                              Shares           Amount          Deficit         Total
                           ------------    ------------     -----------      ---------

BALANCE AT MARCH 31,
2001                        22,492,800        $733,768      $(1,420,897)     $(687,129)

Net income for the
period                      __________        ________      $   105,418      $ 105,418


BALANCE AT DECEMBER 31,
2001 (Note 4)                1,124,645        $733,768      $(1,315,479)     $(581,711)
                            ----------        ---------     -----------      ----------



See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF CASH FLOWS (Unaudited)
NINE MONTHS ENDING DECEMBER 31, 2001 AND 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
                                                31-Dec-01             31-Dec-00
                                                ---------             ---------
NINE MONTHS ENDED:
------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                               $105,418              $ 33,011

Increase (decrease) in accrued expenses         $      -              $ 21,117

Increase (decrease) in accounts payable         $  9,918              $(17,859)

Total cash provided                             $115,336              $ 36,269

Cash used for:
Net loss                                        $ 75,400              $    -0-
                                                --------              --------
Total cash used                                 $ 75,400              $    -0-
                                                --------              --------
Increase in cash                                $ 39,936

Beginning cash balance                          $ 35,079              $    184
                                                --------              --------
Ending cash balance                             $ 75,015              $ 36,453
                                                --------              --------

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
YEARS ENDING MARCH 31, 2001 AND 2000
-----------------------------------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2001, an accumulated deficit of $1,315,479 and a net stockholders' deficiency of $581,711. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

Revenue is recognized when products and services are delivered and accepted by customers. Other income includes payments made pursuant to an agreement and plan of merger with Interleisure, S.A. that has since been concluded. (See Note 6 below.)

Certain officers/stockholders of the Company elected to defer their salaries beginning the first quarter of calendar year 1987 in order to help the Company's cash flow. As of December 31, 2001, unpaid compensation claimed by officers/stockholders totaled $625,700.

Net Income (Loss) Per Common Share - Net income (loss) per common share is computed by dividing net loss by the weighted average common shares outstanding during the period.

3. INVENTORY

Due to damage and attrition associated with the move from the Company' former laboratory and offices, as well as the age and obsolescence of certain parts and components, a determination was made in the most recent audit of the Company that all inventory would be most appropriately valued at zero. This and the resulting impact is more fully reflected and explained in the Company's amended Form 10-K filing for the last fiscal year.

TELECOMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
YEARS ENDING MARCH 31, 2001 AND 2000
-----------------------------------------


4. COMMON STOCK

On October 10, 2001, the shareholders of the Company approved a plan of merger whereby the Company would be merged into a newly formed Colorado corporation to resolve an issue relating to the Company's corporate status. Following the approval by shareholders, the merger became effective on October 10, 2001. Pursuant to the merger, the Company's shareholders automatically received one share of the surviving corporation's common stock for each 20 shares of the Company's common stock pursuant to a reverse stock split. As a result the number of issued and outstanding shares of common stock decreased from 22,492,800 to 1,124,645.

5. LOSS OR GAIN PER COMMON SHARE AND SHARES OUTSTANDING

Loss or gain per common share is computed by dividing net loss/gain by the weighted average shares outstanding during the period. The weighted average shares for the period is based on the number of shares issued and outstanding following the reverse stock split. See Note 4 above.

6. SUBSEQUENT EVENT - MERGER WITH INTERLEISURE, S.A.

On June 25, 2001, the Company and Interleisure, S.A., a privately held Dominican Republic corporation ("Interleisure"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination between Telpro and Interleisure. An 8-K was filed on June 27, 2001, apprising shareholders that the directors had approved a merger agreement subject to shareholder approval. Shareholder approval was given in October, 2001 and the merger closed on January 23, 2002. A Form 8-K was filed on February 7, 2002 regarding the merger.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     The Company had no sales of its products this past quarter and has had no product sales in more than five years. Telpro's revenues increased from $-0- in the third quarter of 2000 to $175,000 in the third quarter of 2001, and increased from $81,509 in the nine months ended December 31, 2000 to $175,000 in the nine months ended December 31, 2001. These increases were entirely due to the receipt of revenues in connection with Interleisure's agreement to reimburse Telpro for its costs incurred in connection with the proposed merger.

EXPENSES

     Telpro's expenses increased from $4,345 in the third quarter of 2000 to $23,468 in the fourth quarter of 2000 and from $48,498 for the nine months ended December 31, 2000 to $69,582 for the nine months ended December 31, 2001. The increases were due primarily to an increase in acquisition-related expenses incurred in connection with the proposed merger with Interleisure and related issues.

NET INCOME (LOSS)

     Telpro reported a net loss of $4,414 in the third quarter of 2000 and net income of $151,532 in the third quarter of 2001. The increase is entirely attributable to the receipt of revenues in connection with Interleisure's agreement to reimburse Telpro for its costs incurred in connection with the proposed merger. Similarly, Telpro reported net income from the first nine months of 2000 of $33,011, compared with net income for the first nine months of 2001 of $105,418. This increase is also attributable to the receipt of revenues in connection with Interleisure's agreement to reimburse Telpro for its costs incurred in connection with the proposed merger.

LIQUIDITY AND CAPITAL  RESOURCES

     At December 31, 2001, the Company had limited working capital and the Company had no material unused sources of liquid assets. At December 31, 2001, the Company had no credit facility and no ability to obtain proceeds from the sale of its securities. As a result, the Company faces a shortage of cash to pay its accounts payable.

     Although the Company has had no sales revenues in the past five years, it has received revenues from Interleisure that were used to pay many of the outstanding and current obligations of the Company, including but not limited to accounts payable, loans outstanding, deferred directors' fees, legal and accounting fees, and wages due. At December 31, 2001, the Company still owed significant outstanding wages to its officers, who had previously offered to defer their salaries due them since January, 1987. The outstanding balance of these wage claims, including the wages accrued during the quarter ended December 31, 2001, was $701,100.

     At December 31, 2001, the Company's proposed merger with Interleisure, S.A. remained pending. It subsequently closed on January 23, 2002. A part of the merger resulted in the satisfaction of the wage claims against the Company by its officers in exchange for cash payments out of the proceeds from additional capital infusions from Interleisure into the Company. Nevertheless, because of a continued lack of sufficient working capital, the Company nevertheless faces a continuing shortage of cash to pay its accounts payable.

     A part of the Company's strategy is to seek external financing to grow the commercial business of Interleisure, S.A. as a result of the merger. However, since inception, the operating capital of Interleisure has been provided primarily through the sale of common stock and cash advances from its shareholders. While the combined company intends to generate working capital from the sale of Interleisure products and services, at least $500,000 of additional operating capital will be required during fiscal year 2002, assuming that operations are maintained at their current level. The combined company may not be able to obtain the required financing or such financing may not will be available on acceptable terms. Due to historical operating losses of both Interleisure and Telpro, there can be no assurance that the capital requirements will not substantially exceed the current and future capital resources in the near or long term.

     Additional working capital needs of the combined company after the merger may require the issuance of additional Telpro equity securities, either on a public or private basis. Such issuances would, if consummated, affect the ongoing capital structure of the combined company and may result in substantial dilution to shareholders. If additional funds are raised through the issuance of equity, convertible debt or similar securities of Telpro, your percentage of ownership of Telpro will be reduced, and such securities may have rights or preferences senior to those of the Telpro common stock. No agreement with respect to any such financing has been entered into, and such issuance may not be consummated. In the event that funding sources are not available as and when needed by the Company, it could have a severe adverse impact on the combined business and results of operations of the combined company and could result in the combined company being unable to continue as a going concern. Management is continually monitoring and evaluating the financing sources available to achieve the Company's goals.

     Due to the losses sustained by the Company and its lack of working capital, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and to continue to increase revenues.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS: "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include the Company's expectations regarding its start-up venture, the Company's planned financing of this venture and the sufficiency of the Company's available liquidity for working capital, the Company's belief that its technology-based business will grow or result in profitability, that it is uniquely positioned take advantage of new opportunities, and that it will focus on strengthening and growing its business and commercializing new innovative technologies. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Proxy Statement dated September 12, 2001, including the Company's entry into a new commercial business, its ability to access the capital markets and obtain working capital, risks associated with technological changes in the market for video and audio interactive telecommunications through personal computers, risks of competition in the personal computer industry, and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     On October 10, 2001, the shareholders of Telpro approved a plan of merger whereby Telpro would be merged into a newly formed Colorado corporation to resolve an issue relating to Telpro's corporate status. Following the approval by shareholders, the merger became effective on October 10, 2001. Pursuant to the merger, Telpro's shareholders automatically received one share of the surviving corporation's common stock for each 20 shares of Telpro common stock pursuant to a reverse stock split. There was no need to exchange share certificates because the conversion was automatic. The surviving corporation's common stock and associated rights have the same rights and privileges as the Telpro common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held on October 10, 2001, the following matters were submitted and approved by shareholders:

     1. Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

                                                Affirmative  Negative/Abstaining
                                                -----------  -------------------

          Donald Ranniger....................   14,908,195         24,325
          Clara Ranniger.....................   14,908,195         24,325
          Harry Thompson.....................   14,908,195         24,325
          Daniel Newman......................   14,908,195         24,325
          Travis Pethe.......................   14,908,195         24,325

     2.   Proposal to ratify the selection of the auditor:

          Affirmative Votes..................   14,932,195
          Negative Votes.....................          325
          Abstaining and broker non-votes....          -0-

     3. Proposal to adopt a resolution approving a plan of merger by which the Corporation would be merged into a newly formed Colorado corporation which would involve a 1 for 20 reverse split of Telpro's common stock:

          Affirmative Votes..................   12,166,969
          Negative Votes.....................       90,825
          Abstaining and broker non-votes....       75,000

     4. Proposal to adopt a resolution proposal to adopt a resolution approving an agreement and plan of merger by which Interleisure, S.A. would be merged into Telpro:

          Affirmative Votes..................   12,245,969
          Negative Votes.....................       86,825
          Abstaining and broker non-votes....          -0-


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. An 8-K was filed on October 19, 2001, regarding a merger whereby Telpro was merged into a newly formed Colorado corporation to resolve an issue relating to Telpro's corporate status and effectuating a 1 for 20 reverse stock split.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 13, 2002

TELECOMMUNICATION PRODUCTS, INC.

By:  /s/ Robert Russell
    -----------------------------------------
    Robert Russell, President


By:  /s/ Dennis H. Johnston
    -----------------------------------------
    Dennis H. Johnston,
    Chief Financial Officer