Form 10KSB
period 2002-03-31
TELECOMMUNICATION PRODUCTS INC
filed 2002-07-01
CIK 725929

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED MARCH 31, 2002

                         Commission File Number 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)

                               COLORADO 84-0916299
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

              9171 WILSHIRE BLVD, SUITE B, BEVERLY HILLS CA. 90210
                    (Address of principal Executive Offices)

               ISSUER'S TELEPHONE NUMBER ISSUER'S FACSIMILE NUMBER
                          (310) 281-2571 (310) 278-0457

          Securities registered under Section 12(b)of the Exchange Act:

                                      None

 Securities registered under Section 12(g) ofthe Exchange Act:

                            COMMON STOCK-NO PAR VALUE
                            -------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to thebest of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended March 31, 2002 were ($1,032,582).

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2002, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on March 31, 2002 was $3,713,460


Number  of  shares  of  Common  Stock  outstanding  as of March  31,  2002  was:
25,873,800.

Documents incorporated by reference: See exhibit index below.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.   OVERVIEW

TELECOMMUNICATION PRODUCTS, INC.

Telecommunication Products, Inc. (referred to herein as "Telecommunication Products," the "Company" or "Telpro"), a technological development corporation, was incorporated in Colorado on June 8, 1983, and is in the process of developing codecs technology, employing compression algorithms that achieve maximum density, as well as a web-service based system for tracking usage, which will enable accounting and billing functions for usage of such technology. This technology will be utilized in the delivery of two Application Service Providers (ASP's): the first, proprietary online consulting software, enabling professionals to operate any or all of their in-person conferencing, scheduling, or billing, and the second, an online video-on-demand player, offering viewers DVD quality viewing. With a higher level of quality, speed, and resolution, content providers shall be able offer video content on an on-demand and pay-per-view basis.

We have developed expertise in formatting and encoding content for online usage. In addition, we have the ability to help other companies develop and increase revenues by formatting their video content to offer to the end user on the Internet. We have a crew of trained professionals that are able to go out on location and demonstrate and license our technology. The customer's content is then delivered to a laboratory, where it is encoded and posted on the Internet for viewing.

We hope to bring consumers a unique experience through video on demand over the Internet. Our web site is www.telecomproductsinc.com.

Our corporate offices are located at 9171 Wilshire Boulevard, Suite B, Beverly Hills, California 90210 and our telephone number is 310-281-2571.

On January 23, 2002 we completed our acquisition of all outstanding shares of common stock of Interleisure, S.A.("Interleisure"), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 25, 2001 (the "Merger Agreement"), by and among Telpro, Interleisure and the shareholders of Interleisure. Pursuant to the Merger Agreement, Interleisure was merged into Telpro, with Telpro being the surviving corporation (the "Merger").

As a result of the transaction, the former shareholders of Interleisure received
10.68 shares of Telpro common stock per for each share of Interleisure common stock. Telpro issued 21,368,160 shares of its common stock to the former Interleisure shareholders. As a result, immediately following the merger, former Interleisure shareholders held 95.0% of the then-outstanding shares of Telpro common stock.

B.   BUSINESS OF ISSUER

Through our website, www.telecomproductsinc.com, we are seeking to market and capitalize on the growing video on demand market on the Internet. Through third parties that license our technology, we expect to provide DVD quality video and audio delivery, allowing consumers to watch what they want, when they want to watch it. Telecommunication Products expects to bring content providers the ability to offer consumers their choice of content through video on demand on the Internet.

By creating our own distribution network through alliances with small to medium sized Internet Service Providers (ISPs), we expect to help large content providers, such as MGM, Viacom, Sony and Universal to avoid the kinds of disruption and economic losses caused by services like Napster, the former free music swapping Internet service. The film industry is seeing the beginnings of similar losses, as second generation "Napsters" allow movie swapping. The film industry is seeking viable revenue streams from content distribution on the Internet. Of the movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office tickets alone.

Our Solution

     1. We expect to offer video on demand, and a video conferencing "Meet-Me" solution, that enables full interactive voice and video over Internet protocol and business content creation services. Broadband content may be accessed by a personal computer, a television set or a combination of both. We expect that the marriage of personal computers to the worlds of cable and television will allow us to create a full service interactive programming network.

     2. We do not expect to be reliant upon a the type of the machine used to consume such broadband content. It should not matter whether it is a PC, a TV or a combination of both. Nor do we need to care if people get the information from a cable modem or a set top box. We will concentrate on content providers, which should facilitate the licensing and marketing of our technology.

OUR BUSINESS MODEL

We are striving to satisfy content providers' demand for quality content. We have entered into an exclusive marketing agreement with a set top box manufacturer whose clients include ISPs in Taiwan, Asia and Latin America. Management believes that such partnerships and alliances with content providers that have existing databases will increase revenue and promote rapid product awareness. We are also pursuing revenue sharing agreements with major motion picture studios similar to the agreements currently used by video rental companies. These agreements should allow for the continuous flow of new content and revenue.

Our business model focuses on the development of two products: Video on Demand, and our Meet-Me video conferencing solution.

PRODUCTS

(1) VIDEO ON DEMAND ("VOD")

Our video on demand ("VOD") is an Internet-enabled video player, with all the traditional VCR or DVD player functions, but with consistent video quality, regardless of the end user's Internet connection. Features include:

o Telpro's Film Viewing Environment: The VOD has standard buttons, such as stop, pause, rewind, and fast-forward, which are supplemented with sound, full-screen, and hide buttons.

o VOD Account: Account information is processed electronically and encrypted in a database, allowing viewers, and their account information, to remain completely confidential. To open an account, viewers select their preferred payment method, and if desired, the maximum monthly limit they would like to spend. Multiple accounts may be opened, should viewers wish their family or friends to utilize Telpro's VOD at their expense. Account set-up is completely automated, and any account can be deleted at any time.

o Telpro's VOD Library: Each viewer has a unique library, offering organization and management of rented and purchased films. Each library is comprised of three components: "Library" is a virtual store, offering a vast selection of videos and films, all searchable by keywords, genre, price, and date; "favorites" is the library of films that the viewer has rented that are available for repeat rentals, as well as those films or videos that the viewer has purchased; and "inbox," which is similar to traditional email, but lists the videos that the viewer has sent others, or the videos sent by others to the viewer.

o Settings: Viewers adjust their players to start in full-screen mode, to replay the film or video once it has finished, or to establish parental controls to disable films or videos with adult ratings, without providing a password.

o Sending Fragments to Friends: Viewers can use the record button to record small pieces (60 seconds) of videos or films to be passed on to friends. As soon as recording is complete, VOD automatically brings up the viewer's mailbox, and the viewer can thereafter send the segment to as many recipients as are selected. To minimize record, transfer, and download time, the quality of the segment is substantially lower than that of videos and films acquired through traditional methods. There is no charge to either the sender or recipient for this function.

o Sending Films to Friends: Viewers can select any of the films or videos in the Telpro VOD library and send a rental or purchase to a friend. This function enables viewers to send personalized messages with the video or film, which is sent to the friend's email. The viewer's account will only be charged after the friend accesses the film, which must be done within 14 days, or the transaction will be cancelled.

o Telpro Products Copy Control: Each video or film and each player is highly individualized. Playing a rental or purchase is possible only on the player for which the rental or purchase was paid. Before viewing a film or video, the viewer must connect to the Internet to unlock the film. Once the film starts, the viewer can disconnect from the Internet, but if the viewer presses "stop," unlocking via the Internet is again necessary.

(2) REAL TIME, IN-PERSON MEET-ME CONFERENCING SOLUTION

Telpro's comprehensive conferencing solution will be multi-faceted and easily customized to meet the unique needs of each of Telpro's consultants. Telpro's major functions and services include the following:

o Listings and Profiles: Our consultants may elect to have a Telpro Directory listing, which will be easily modified or expanded at will, and which functions as an online version of a listing in the Yellow Pages. At a minimum, the consultants' profiles include location, services, fees, and credentials, but can be customized to include resume and biographical information, photographs, and streaming audio and video presentations. Going beyond traditional print Yellow Pages, however, the Telecommunication Products Directory is global in reach.

o Easy Directory Access: Potential clients, searching for a consultant, will access the Telpro Directory through our website. Our marketing strategy will target communities of professionals, rather than individual consultants. Thus, clients will easily access the Telpro Directory through customized and co-branded community websites such as Physic.com, Physicians Online(R), and Martindale Hubbell(R).

o Search Capabilities: Our proprietary search engine will include advanced keyword search capabilities, allowing potential clients to narrow their searches by any of the consultants' profile variables. For example, a potential client in New York can search the Directory for an attorney who specializes in tax law, practices in Buenos Aires, speaks English and Portuguese, and charges less than $200 per hour.

THE MARKETPLACE

The Internet gets redefined almost daily. According to Forward Concepts there are approximately 500 million worldwide Internet users. We believe that video on demand and video conferencing is the future of the Internet, and that Internet television will grow as broadband and high-speed Internet connectivity grow. The current market size of Internet television, which is approximately 10 million households, is a larger addressable market than many "regular television" markets. Yet, Internet television usage has penetrated less than 2% of the worldwide Internet market. We believe that such limited market penetration represents the emergence of an exploding opportunity.

Dataquest estimates that the potential market for video-on-demand is $9 Billion, or $1 Billion more than the entire market for video rentals in 1998.

C.   COMPETITION

To date, a large number of startups have focused upon developing video streaming for films to be watched via the Internet. However, we believe the reason no company has been able to penetrate the market is that no company is offering compelling technology. Our main competitors with regard to video on demand products are companies like Real Media(R), Real Player(R) and Webex(R).

Although the field of Internet-based communications is rapidly evolving and increasingly competitive, we believe that our network and proprietary software may provide the only on-line conferencing solution that meets the needs of professional consultants. The Internet-based conferencing solutions currently available in the marketplace are directed toward the business-to-business markets. They support on-line conferencing between companies and their partners, suppliers, commercial customers, and off-site employees. They do not provide a comprehensive solution integrating the directory, marketing, calendaring, scheduling, and electronic payment functions included in our proposed solution.

D.   FUTURE CAPITAL REQUIREMENTS

We will require significant additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time and will largely depend upon a number of factors, including the market demand for our products and our management of our cash, accounts payable, and other working capital items. There can be no assurance that if we require funding in the future, those funds will be available or on terms satisfactory to us. Any inability to obtain needed funding on satisfactory terms may require us to reduce planned capital expenditures, to scale back our product offerings or other operations or to enter into financing agreements on terms which we would not otherwise accept and could have a material adverse effect on our business, financial condition and results of operations.

E.   EMPLOYEES

We employ four full-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within the Company. We maintain various employee benefit plans and believe our employee relationships are good.

ITEM 2.  DESCRIPTION OF PROPERTY

A.   FACILITIES

Our principal executive office address is 9171 Wilshire Boulevard, Suite B, Garden Level, Beverly Hills, California 90120. We lease our facilities month to month. Our rent expense was $5100 for the year ended March 31, 2002. The facilities are of adequate size to allow us to grow to approximately eight people, after which time we will need to seek larger space. Our month-to-month agreement will allow us flexibility in moving as we employ more personnel.

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed in June, 2002, in Douglas County District Court, State of Colorado. The plaintiff, Paul Price, alleges he was assigned certain accounts receivable alleged held by Paul Egan that are due and owing from Interleisure, S.A., a corporation that merged into our company in January, 2002. The plaintiff seeks damages in the amount of $916,210.59. We believe the lawsuit lacks merit in that many of the accounts receivable are in Dominican Republic pesos and that the correct amount stated in United States dollars is $16,000.00. Moreover, our position is that the accounts receivable are not yet due and owing. We intend to vigorously defend the suit and pursue counterclaims against the Plaintiff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ending March, 2002.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Over-The-Counter Bulletin Board under the symbol "TCPD" on November 10, 2001. Prior to November 10, 2001, our common stock was quoted under the symbol "TLCR."

The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                 LOW      HIGH
                                                 ---      ----
             2001
             ----
             First Quarter                       .06       .19
             Second Quarter                      .08       .13
             Third Quarter                       .02       .11
             Fourth Quarter                      .02       .03

             2002
             ----
             First Quarter                       .01       .04
             Second Quarter                      .01       .04
             Third Quarter                       .01      2.00
             Fourth Quarter                      .70      2.00


As of March 31, 2002, our common stock was held by approximately 378 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Computershare Stock Transfer. Their phone number is (303)262-0600.

NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN

We created a "Telecommunication Products, Inc. Non-Employee Directors and Consultants Retainer Stock Plan" during our fiscal year ended March 31, 2002. The purpose of the plan are to enable Telecommunication Products to promote the interests of the Company and its shareholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of the Company's common stock. In the period ended March 31, 2002, pursuant to agreements for past and future services, we issued four individuals 3,000,000 shares of common stock pursuant to this plan. The shares were registered on Form S-8 filed January 29, 2002 with the Securities and Exchange Commission.

A description of the provisions of the Non-Employee Directors and Consultants Retainer Stock Plan is set forth below. This summary is qualified in its entirety by the detailed provisions of the Non-Employee Directors and Consultants Retainer Stock Plan.

Under the Non-Employee Directors and Consultants Retainer Stock Plan, 4,000,000 shares of common stock are available for award to eligible non-employee directors and consultants of Telpro or any of our subsidiaries in exchange for services rendered. In the event there is any increase or decrease in common stock without receipt of consideration by us (for instance, by a recapitalization or stock split), there may be a proportionate adjustment to the number and kinds of shares that may be purchased under the Non-Employee Directors and Consultants Retainer Stock Plan.

The Non-Employee Directors and Consultants Retainer Stock Plan will be administered by the Board of Directors or a Compensation Committee. The right of a grantee to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to such performance conditions as may be specified by the Board. The Compensation Committee may grant multi-year and annual incentive awards subject to achievement of specified goals tied to business criteria. The Compensation Committee has the authority to interpret the Non-Employee Directors and Consultants Retainer Stock Plan, to prescribe, amend and rescind rules relating to it, and to make all other determinations necessary or advisable in administering the Non-Employee Directors and Consultants Retainer Stock Plan. All of the committee's determinations will be final and binding.

A grantee who is awarded restricted stock will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares of common stock are subject to restrictions (that is, the restricted stock is nontransferable and subject to a substantial risk of forfeiture). However, the grantee may elect under Section 83(b) of the Internal Revenue Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the common stock on the date of the award, determined without regard to the restrictions. If the grantee does not make such a Section 83(b) election, the fair market value of the common stock on the date the restrictions lapse will be treated as compensation income to the grantee and will be taxable in the year the restrictions lapse. If we comply with the applicable reporting requirements and with the restrictions of Section 162(m) of the Internal Revenue Code, we will be entitled to a deduction for compensation paid in the same amount treated as compensation income to the grantee in the year the grantee is taxed on the income.

Participants who are awarded unrestricted common stock will be required to recognize ordinary income in an amount equal to the fair market value of the shares on the date of the award, reduced by the amount, if any, paid for such shares. If we comply with the applicable reporting requirements and with the restrictions of Section 162(m) of the Internal Revenue Code, we will be entitled to a deduction for compensation paid in the same amount treated as compensation income to the grantee in the year the grantee is taxed on the income.

STOCK INCENTIVE PLAN

We also created the Telecommunication Products, Inc. Stock Incentive Plan during the fiscal year ended March 31, 2002. This plan is intended to allow designated directors, officers, employees, and certain non-employees to receive certain options to purchase our common stock, and to receive grants of common stock subject to certain restrictions. The maximum number of shares of common stock that may be issued pursuant to the plan is 1,000,000 shares. The purpose of this Plan is to provide Employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain Employees of exceptional ability. We have not issued any options or awards pursuant to this plan. A description of the provisions of the 2002 Incentive Plan is set forth below. This summary is qualified in its entirety by the detailed provisions of the 2002 Incentive Plan

The 2002 Incentive Plan is administered by the Compensation Committee of the Board of Directors. Subject to the terms of the plan, the Compensation Committee may select participants to receive awards, determine the types of awards and terms and conditions of awards, and interpret provisions of the plan. The term of each stock option is fixed by the Compensation Committee and may not exceed seven years from the date of grant. The Compensation Committee determines at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments. The exercisability of options may be accelerated by the Compensation Committee.

Awards may be made under the 2002 Incentive Plan to any employee of, or a service provider to, Telpro or any affiliate, including any such employee who is an officer or director of ours or of any affiliate, as the Board shall determine and designate from time to time.

The 2002 Incentive Plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code and stock options that do not qualify as incentive stock options. The exercise price of each stock option may not be less than 100% of the fair market value of our common stock on the date of grant. In the case of certain 10% stockholders who receive incentive stock options, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant. An exception to these requirements is made for options that Telpro grants in substitution for options held by employees of companies that Telpro acquires. In such a case the exercise price is adjusted to preserve the economic value of the employee's stock option from his or her former employer.

The Compensation Committee may also award shares of common stock subject to restrictions. The right of a grantee to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to such performance conditions as may be specified by the Board. The compensation committee may grant multi-year and annual incentive awards subject to achievement of specified goals tied to business criteria.

Certain change of control transactions involving Telpro, such as a sale of the company, may cause awards granted under the 2002 Incentive Plan to vest, unless the awards are continued or substituted for in connection with the change of control transaction. The Compensation Committee will make appropriate adjustments in outstanding awards and the number of shares available for issuance under the 2002 Incentive Plan, including the individual limitations on awards, to reflect common stock dividends, stock splits and other similar events.

FEDERAL INCOME TAX CONSEQUENCES OF THE 2002 INCENTIVE PLAN

INCENTIVE STOCK OPTIONS. The grant of an option will not be a taxable event for the grantee or for us. A grantee will not recognize taxable income upon exercise of an incentive stock option (except that the alternative minimum tax may apply), and any gain realized upon a disposition of our common stock received pursuant to the exercise of an incentive stock option will be taxed as long-term capital gain if the grantee holds the shares for at least two years after the date of grant and for one year after the date of exercise (the "holding period requirement"). We will not be entitled to any business expense deduction with respect to the exercise of an incentive stock option, except as discussed below. For the exercise of an option to qualify for the foregoing tax treatment, the grantee generally must be our employee or an employee of one of our subsidiaries from the date the option is granted through a date within three months before the date of exercise of the option. In the case of a grantee who is disabled, the three-month period for exercise following termination of employment is extended to one year. In the case of a grantee who dies, both the time for exercising incentive stock options after termination of employment and the holding period for stock received through the exercise of the option are waived. If all of the foregoing requirements are met except the holding period requirement mentioned above, the grantee will recognize ordinary income upon the disposition of the common stock in an amount generally equal to the excess of the fair market value of the common stock at the time the option was exercised over the option exercise price (but not in excess of the gain realized on the sale). The balance of the realized gain, if any, will be capital gain. We will be allowed a business expense deduction to the extent the grantee recognizes ordinary income, subject to our compliance with Section 162(m) of the Internal Revenue Code and to certain reporting requirements.

NON-QUALIFIED OPTIONS. The grant of an option will not be a taxable event for the grantee or us. Upon exercising a non-qualified option, a grantee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a non-qualified option, the grantee will have taxable gain or loss, measured by the difference between the amount realized on the disposition and the tax basis of the shares (generally, the amount paid for the shares plus the amount treated as ordinary income at the time the option was exercised). If we comply with applicable reporting requirements and with the restrictions of
Section 162(m) of the Internal Revenue Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

A grantee who has transferred a non-qualified stock option to a family member by gift will realize taxable income at the time the non-qualified stock option is exercised by the family member. The grantee will be subject to withholding of income and employment taxes at that time. The family member's tax basis in the shares of common stock will be the fair market value of the shares of common stock on the date the option is exercised. The transfer of vested non-qualified stock options will be treated as a completed gift for gift and estate tax purposes. Once the gift is completed, neither the transferred options nor the shares acquired on exercise of the transferred options will be includable in the grantee's estate for estate tax purposes.

RESTRICTED STOCK. A grantee who is awarded restricted stock will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares of common stock are subject to restrictions (that is, the restricted stock is nontransferable and subject to a substantial risk of forfeiture). However, the grantee may elect under Section 83(b) of the Internal Revenue Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the common stock on the date of the award, determined without regard to the restrictions. If the grantee does not make such a Section 83(b) election, the fair market value of the common stock on the date the restrictions lapse will be treated as compensation income to the grantee and will be taxable in the year the restrictions lapse. If we comply with the applicable reporting requirements and with the restrictions of Section 162(m) of the Internal Revenue Code, we will be entitled to a deduction for compensation paid in the same amount treated as compensation income to the grantee in the year the grantee is taxed on the income.

UNRESTRICTED COMMON STOCK. Participants who are awarded unrestricted common stock will be required to recognize ordinary income in an amount equal to the fair market value of the shares on the date of the award, reduced by the amount, if any, paid for such shares. If we comply with the applicable reporting requirements and with the restrictions of Section 162(m) of the Internal Revenue Code, we will be entitled to a deduction for compensation paid in the same amount treated as compensation income to the grantee in the year the grantee is taxed on the income.


                      Equity Compensation Plan Information
                      ------------------------------------
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))

      Plan category                   (a)                      (b)                       (c)

Equity compensation plans
approved by security
holders                                   --                   --                            --

Equity compensation plans
not approved by security
holders                            3,000,000                   --                     2,000,000
                                   ---------              ------------                ---------
          Total                    3,000,000                   --                     2,000,000



DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations. The Company has not paid any dividends in the past several years.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT WE WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001.

Revenues: We have not yet commenced our planned principal operations and we have not yet had an any revenues from operations. We are a development stage company and we have been focusing on the development of software and other technology in order to commence operations.

General and Administrative Expenses: General and Administrative expenses totaled $508,180 for the fiscal year ended March 31, 2002. The large increase in general and administrative expenses was due to the increase in research and development and an increase of operations as we continue to refine our focus on our plan of operations.

Net Loss: The Company incurred a loss of $1,032,582, for the fiscal year ended March 31, 2002 as compared to a loss of $658,685 for the fiscal year ended March 31, 2001. During the current fiscal year, we continued to develop our business technologies which consist of our video on demand product and our videoconferencing solution with the implementation of our compression technology. Basic losses per share totaled $0.04 per share for the fiscal year ended March 31, 2002 as opposed to $0.03 net loss per share for the fiscal year ended March 31, 2001. The increase in loss per share for the fiscal year ended March 31, 2002 was due to additional research and development costs that were necessary to ready our products for marketing. In addition, general and administrative expenses and interest expense increased by nearly $225,000 in 2002 compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

We are currently devoting significant efforts to obtaining private financing to fund the continued development of our technology and software. Significant additional cash will be required, and at least $1,000,000 of additional operating capital will be required during fiscal year ending March 31, 2003, assuming that expenses remain at their current level. It is uncertain whether we will be able to obtain the required financing on acceptable terms. We are devoting substantial company resources to this process.

In January 2001, we entered into a $12,500 line of credit arrangement with Dennis H. Johnston, an officer and director of our Company. The line of credit bears interest at 12% and is due on or before July 31, 2002. In addition, the Company borrowed short term monies from several individuals which will be repaid when the Company generates revenues or when a Registration Statement for the Company is approved by the Securities and Exchange Commission. The individuals loaning money to the Company and the respective amounts of their loans are as follows: John Brazier, $75,000; Richard Valdes, $25,000; Steve Hubbard, $25,000; and Brian Shanklin, $12,500.

For the fiscal year ended March 31, 2002 our only material cash flow came from the issuance of short term debt instruments. In the coming fiscal year, we expect significant cash flow from business services licensing of the Meet-Me videoconferencing and from non-exclusive licensing agreements and co-marketing alliances for the Telpro VOD Player.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of either debt or equity instruments. We may also pursue a working capital line of credit to be secured by our assets. However, such funds may not be available on favorable terms or at all.

We currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2002. These operating costs include general and administrative expenses, website development and hosting, and cost of sales.

RISKS FACTORS RELATING TO OUR PLAN OF OPERATION

OUR BUSINESS IS NEW.

Our primary business operations were organized in 1996 and since that date our activities have primarily involved the development of its business plan and our proprietary software for Internet videoconferencing. We have had no revenues in the past two years. Our strategy to implement our business plan may not succeed for a variety of reasons, including lack of capital, competition, lack of market acceptance of our products, and obsolete technology.

WE WILL REQUIRE ADDITIONAL CAPITAL INFUSIONS TO IMPLEMENT OUR BUSINESS PLAN.

Since 1996, our operating capital has been provided primarily through the sale of common stock and cash advances from our shareholders. We have no significant operating capital. At least $1,000,000 of additional operating capital will be required during fiscal year 2002, assuming that operations are maintained at their current level. We may not be able to obtain the required financing or such financing may not will be available on acceptable terms. Due to historical operating losses, there can be no assurance that our capital requirements will not substantially exceed the current and future capital resources in the near or long term.

Additional working capital needs may require the issuance of additional equity securities, either on a public or private basis. Such issuances would, if consummated, affect our ongoing capital structure. If additional funds are raised through the issuance of equity, convertible debt or similar securities of Telpro, the percentage of ownership of our existing shareholders will be reduced, and such securities may have rights or preferences senior to those of our common stock.

No agreement with respect to any such financing has been entered into, and such issuance may not be consummated. In the event that funding sources are not available as and when needed by us, it could have a severe adverse impact on our business and results of operations and could result in our company being unable to continue as a going concern.

SIGNIFICANT TECHNOLOGICAL CHANGES IN THE MARKET FOR VIDEO AND AUDIO INTERACTIVE TELECOMMUNICATIONS THROUGH PERSONAL COMPUTERS COULD ADVERSELY AFFECT US.

We will be entering the business of providing Internet video and audio conferencing through personal computers. Rapid change, uncertainty due to new and emerging technologies and fierce competition are likely to characterize the Internet video and video conferencing industry, which will means that the business and market position will always be at risk. Our ability to establish a market share may depend upon its ability to satisfy customer requirements, enhance existing products, develop and introduce new products and achieve market acceptance of such products. This process is challenging since the pace of change continues to accelerate. If we do not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-efficient manner, business growth will suffer and demand for products will decrease.

We may experience delays in the introduction of new products due to: the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to "debug" products prior to extensive distribution. Significant delays in developing, completing or shipping new or enhanced products would adversely affect our company.

BECAUSE OF COMPETITION IN THE PERSONAL COMPUTER INDUSTRY, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT PRODUCT SALES, REVENUE GROWTH, OR INCOME.

The competition in the personal software and Internet-related industries is intense and may have multiple effects. For example, competing companies and systems may gain market share, which could have the effect of directly or indirectly reducing our ability to establish market share. In addition, competitors, working with new technology, may arrive at a technology that creates a new market altogether and render our product offerings obsolete. Our competitiveness will depend on its abilities to enhance existing products and to offer new and more innovative products on a timely and more cost effective basis. Our company, having more limited resources than many of our competitors, has restricted our product development efforts to a relatively small number of projects. We will be required to develop or acquire new products and enhance our existing products on a timely basis to accommodate the latest technological advances. There can be no assurance that these efforts will be technologically successful, that any resulting product will achieve market acceptance or that we will develop products that ultimately are accepted by the marketplace.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

Our engagements will involve information technology solutions that are critical to the clients' businesses. Significant defects or errors in these solutions or failure to meet or manage clients' specifications or expectations could result in:

o    delayed or lost revenues due to adverse client reaction;
o    requirements to provide additional services to a client at no charge;
o negative publicity about our company and its services, which could adversely affect the combined company's ability to attract or retain clients; and
o claims for substantial damages against our company, regardless of our responsibility for such failure.

OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF WE CANNOT ADAPT TO THE INTERNET'S RAPID TECHNOLOGICAL CHANGE, EVOLVING BUSINESS PRACTICES AND CHANGING CLIENT REQUIREMENTS.

The Internet services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, Our future success, and thus, our future success, will depend, in part, on the ability to continue to adapt and meet these challenges. Among the most important challenges facing us is the need to continue to:

o    effectively identify and use leading technologies;
o    develop strategic and technical expertise;
o influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;
o    recruit and retain qualified project personnel;
o    enhance current services;
o    develop new services that meet changing customer needs; and
o    effectively advertise and market its services.

OUR BUSINESS IS DEPENDENT UPON CONTINUED GROWTH IN THE USE OF THE INTERNET.

If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our products may not develop and, as a result, we may suffer. Factors that may affect Internet usage or electronic commerce adoption include:

o    actual or perceived lack of security;
o    lack of access and ease of use;
o    inconsistent quality of service;
o    increases in access costs to the Internet;
o    actual or threatened computer "viruses" or other malicious code;
o excessive governmental regulation or the imposition of taxation on Internet transactions;
o    uncertainty regarding intellectual property ownership;
o    reluctance to adopt new business methods; and
o    costs associated with replacing obsolete infrastructure.

IF THIRD PARTIES CLAIM THAT WE INFRINGE UPON THEIR INTELLECTUAL PROPERTY, THE ABILITY TO USE SOME TECHNOLOGIES AND PRODUCTS COULD BE LIMITED AND IT MAY INCUR SIGNIFICANT COSTS TO RESOLVE THESE CLAIMS.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect third-party infringement claims involving
Internet technologies and software products and services to increase. If an infringement claim is filed against use, we may be prevented from using some technologies and may incur significant costs to resolve the claim.

OUR PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY MAY BE DIFFICULT TO PROTECT.

We will rely on a combination of trade secrets and contractual provisions to protect proprietary rights and products. No assurance can be given that these protections will be adequate or that the competitors will not develop independently technologies that are substantially equivalent or superior. We may experienced delays in the introduction and market acceptance of new products due to various factors.

ITEM 7.  FINANCIAL STATEMENTS




                        TELECOMMUNICATION PRODUCTS, INC.


                              Financial Statements
                          (A development stage company)

                                    Contents

                                                                           Page
                                                                           ----

Report of Independent Auditor ......................................        15

Balance Sheets
    Assets..........................................................        16
    Liabilities.....................................................        17

Statements of Operations............................................        18

Statements of Cash Flows............................................        19

Statements of Changes in Equity.....................................        20

Notes to Financial Statements.......................................     21-26

                           Larry O'Donnell, CPA, P.C.
                            Telephone  (303)745-4545
                        2280 South Xanadu Way, Suite 370
                             Aurora, Colorado 80014


                          Report of Independent Auditor



To the Board of Directors
Telecommunication Products, Inc.

I have audited the accompanying balance sheet of Telecommunication Products, Inc. as of March 31, 2002 and the related statements of operations, cash flow and changes in equity for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures on the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telecommunication Products, Inc., as of March 31, 2002, the changes in its operations and its cash changes for the year then ended in conformity with generally accepted accounting principles in the United States of America.



/s/ Larry O'Donnell, CPA, P.C.
Larry O'Donnell, CPA, P.C.
June 17, 2002

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                                  Balance Sheet

                                 March 31, 2002


Assets
Current:
  Cash                                                                $    -0-
  Accounts receivable                                                  112,305
                                                                      --------

Total current assets
                                                                       112,305

Furniture                                                               36,974
Less - accumulated depreciation                                       (10,944)
                                                                      --------
                                                                        26,030

Other assets                                                            60,812

                                                                      --------
Total assets                                                          $199,147
                                                                      ========






Continued...

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                            Balance Sheet (continued)






Liabilities
  Current:
  Accounts payable and accruals:
    Shareholders                                                    $   932,940
    Others                                                              417,763
                                                                    -----------
Total current liabilities                                             1,350,703

Commitments and contingencies

Shareholders' equity:

Preferred stock non voting $1 par value
  50,000,000 shares authorized
  no shares issued
Common shares no par value
  Authorized: 100,000,000
  Issued and outstanding: 25,873,800                                  1,234,744
Deficit accumulated during the development stage                     (2,386,300)
                                                                    -----------
Total shareholders' equity                                           (1,151,556)
                                                                    -----------
Total shareholders' equity and liabilities                          $   199,147
                                                                    ===========





See notes to the financial statements.

                               TELECOMMUNICATION PRODUCTS, INC.
                                (A development stage company)


                                    Statement of Operations

                                                                                           Inception
                                                                                         June 17, 1996
                                                        Year ended March 31               To March 31,
                                                      2002               2001                 2002
                                                      ----               ----                 ----
Expenses

Research and development                          $   525,000         $   367,030         $ 1,014,373
General and administrative expenses                   505,818             288,569           1,364,090
Foreign currency translation                            1,764               3,086               7,837
                                                  -----------         -----------         -----------

      Net loss                                    $(1,032,582)        $  (658,685)        $(2,386,300)
                                                  ===========         ===========         ===========

Basic and diluted earnings per share              $      (.04)        $      (.03)        $      (.10)
                                                  ===========         ===========         ===========

Weighted average shares outstanding                23,122,685          22,492,800          22,702,762





See notes to the financial statements.


                                  TELECOMMUNICATION PRODUCTS, INC.
                                   (A development stage company)


                                       Statement of Cash Flows



                                                                                                          Inception
                                                                    Year Ended March 31,                June 17, 1996
                                                                  2002                2001             To March 31, 2002
                                                              -------------------------------          -----------------
Cash from operating activities
Net loss                                                      $(1,032,582)         $(658,685)             $(2,386,300)
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation                                                   6,924              3,321                   10,944
     Common stock issued for                                      749,450                                     749,450
     services
Net changes in assets and liabilities:
    Accounts receivable                                          (43,486)             49,949                 (112,305)
    Other assets                                                 (55,868)                 26                  (60,812)
    Accounts payable and accruals                                (13,639)            415,017                  417,763
                                                              ----------           ---------              -----------
Net cash provided by operating activities                       (389,501)           (190,372)              (1,381,260)

Cash from investing activities
Acquisition of Improvements in furniture and equipment                --             (40,028)                 (60,202)
Withdrawal of fixed assets                                            --                  --                   23,228
                                                              ----------           ---------              -----------
Net cash used in investing activities                                 --           (40,028)                  (36,974)

Cash from financing activities
Proceeds from common stock                                                                                    250,000
Contribution of capital                                           235,294                                     235,294
Accounts payable-shareholders                                     155,421            228,383                  932,940
Bank Overdraft                                                    (1,720)              1,720                       --
                                                              ----------           ---------              -----------

Net cash provided by financing activities                        388,995             230,103                1,418,234
                                                              ----------           ---------              -----------


Net increase (decrease) in cash                                     (206)               (297)                      --
Cash at the beginning of the year                                    206                 503                       --
                                                              ----------           ---------              -----------

Cash at the end of the year                                           --                 206                       --
                                                              ==========           =========              ===========




See notes to the financial statements.



                                  TELECOMMUNICATION PRODUCTS, INC.
                                   (A development stage company)

                                  Statement of Changes in Equity

                                Years ended March 31, 2002 and 2001
                          And Inception, June 17, 1996 to March 31, 2002

                                                                            Deficit
                                           Issued       Outstanding    Accumulated During
                                           Shares         Capital         Development          Total
                                                                             Stage
Interleisure common stock issued at
  $.125 per share                         2,000,000     $  250,000       $    --               250,000
Net loss for the period ended
  March 31, 2000                             --              --             (695,030)         (695,030)

Net loss for the year ended
  March 31, 2001                             --              --             (658,685)         (658,685)

Balance at March 31, 2001                 2,000,000        250,000        (1,353,718)       (1,103,718)

Contribution of capital                                    235,294                             235,294
Exchange of Interleisure common
  stock for Telpro common stock          20,492,800
Issuance of common stock
  for services                            3,381,000        749,450                             749,450
Net loss for the year                        --              --           (1,032,582)       (1,032,582)

Balance at March 31, 2002                25,873,800     $1,234,744       $(2,386,300)       (1,151,556)




See notes to the financial statements.

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                          Notes to Financial Statements

                                 March 31, 2002


1.   BUSINESS DESCRIPTION

Interleisure, S.A. is a company established on June 17, 1996 under the laws of the Dominican Republic with the legal name of Tenedora Eligio, S.A. This name was then changed to Interleisure, S.A. On January 23, 2002 Telecommunication Products, Inc. ("Telpro") completed its acquisition of all outstanding shares of common stock of Interleisure, S.A. ("Interleisure"), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 25, 2001 (the "Merger Agreement"), by and among Telpro, Interleisure and the shareholders of Interleisure. Pursuant to the Merger Agreement, Interleisure was merged into Telpro, with Telpro being the surviving corporation (the "Merger").


Telpro,  based in Beverly  Hills,  California,  is a  technological  development company that is currently finalizing development of its own codecs, which implement a new compression algorithm that provides maximum density, as well as a web-service based system for tracking usage, which will enable accounting and billing functions. This technology will be applied to both offerings: proprietary online consulting software, enabling professionals to operate any or all of their in-person conferencing, scheduling, billing or marketing functions; and an unprecedented Internet-enabled video-on-demand player, offering viewers a higher level of quality, speed and resolution.


On May 21, 2001 the Company registered at the National Authorities of Intellectual Property the name of the software "Interleisure Suite of Programs / Suite de Programs Telecommunication Products, Inc. (Registration number 00084)

Due to the fact that the company is only dedicated to the development of software, which are not yet concluded, the Company is a development stage company.

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                  Notes to the Financial Statements (continued)


                                 March 31, 2002


2.   ACCOUNTING POLICIES

PRESENTATION BASIS

Prior to its merger with Telpro, the company prepared statutory financial statements in accordance with the tax and accounting legislation of the Dominican Republic. The accompanying financial statements have been prepared from the Dominican accounting registers for presentations in accordance with accounting principles accepted in the United States (U.S. GAAP).


CURRENCY IN WHICH THE FIGURES OF THE FINANCIAL STATEMENTS ARE EXPRESSED

Almost all the company's assets and liabilities are expressed in RD$ Dominican pesos.

Most of the accounting principles generally accepted in the United States are also generally accepted by the auditors' firm and the commercial companies organized in the Dominican Republic. The Company's financial statements are prepared in RD$ Dominican pesos and converted to US$ dollars in the following way:

a) Monetary Assets and Liabilities are converted using the official exchange rate at the end of the fiscal year (US$1=RD$18.23 in 2002 and US$1=RD$15.90 in 2001). b) Non Monetary Assets and Liabilities are converted using the official exchange rate at the date that the transaction occurred.

The foreign currency translation effects are included in the statement of operations.


FURNITURE AND EQUIPMENT

The furniture and equipment are recorded at their acquisition cost and are depreciated using the straight-line method.

USE OF ESTIMATES

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

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                  Notes to the Financial Statements (continued)

                                 March 31, 2002


2.   ACCOUNTING POLICIES (continued)

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

3.   ACCOUNTS RECEIVABLE


A detail of this account in as follows:


Advances to shareholder                      $ 44,761
Employees                                       5,435
Advances to suppliers                           1,117
Others                                         60,992
                                             ---------
                                             $112,305
                                             =========

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                  Notes to the Financial Statements (continued)

                                 March 31, 2002


4.   OTHER ACCOUNTS PAYABLE AND ACCRUALS



Suppliers (*)                             $393,968
Others                                      23,795
                                          --------
                                          $417,763
                                          ========

(*) This account includes amounts payable to Mr. Dan Spence of US$200,000 for the acquisition of software in progress and of US$183,935 for consulting fees incurred is its transformation.


5.   ACCOUNTS PAYABLE TO SHAREHOLDERS

The accounts payable to shareholders are unsecured, have no fixed due date, and do not bear interest. Management intends to retire the amounts payable when the company is able to sell common stock or achieve profitable operations.

This account includes amounts payable to an individual of $200,000 for the acquisition of software in progress and of $183,935 for consulting fees incurred is its transformation. Both the Company and the individual have mutually agreed that the amounts due shall be cancelled because the software was not complete and the contract was terminated.

6.   LEGAL RESERVE

In accordance with the Commercial Code of the Dominican Republic, all limited liabilities companies are require to take at least 5% of their net income to create a legal reserve. This requirement is an obligation that the company has until this reserve has reached a 10% of the subscribed and paid-in capital. This reserve is not available for the payment of dividends.

7.   PARTICIPATION IN BENEFITS

The local law requires that companies distribute of ten percent (10%) of their net income before taxes to employees. This distribution is individually limited to the equivalent of 60 days of ordinary salaries for those employees who have worked three years or more for the company, and of 45 days of ordinary salaries for those employees who have worked less than three years. This distribution should be made within the 120 days after the end of the fiscal year.

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                  Notes to the Financial Statements (continued)


                                 March 31, 2002


8.   COMMITMENTS AND CONTINGENCIES

SEVERANCE BENEFITS

The local regulations require that employers pay severance benefits to employees that are fired without a justified cause and other reasons indicated on the labor code. The value of this compensation depends on several factors, such as the time that the employee has worked for the company. The company considers that it is not necessary to register a provision to cover the concept of severance benefits because the payments for this concept will be charged to expenses in the period they are executed.

EMPLOYMENT AGREEMENTS

On January 26, 2002 the Company entered into an employment agreement with two executive. The agreement requires the Company to pay the each executive $125,000 per year for three years. A prorated portion of the compensation was accrued at March 31, 2002.

9.   MERGER WITH TELECOMMUNICATION PRODUCTS, INC.

On January 23, 2002 Telecommunication Products, Inc. ("Telpro") completed its acquisition of all outstanding shares of common stock of Interleisure, S.A. ("Interleisure"), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 25, 2001 (the "Merger Agreement"), by and among Telpro, Interleisure and the shareholders of Interleisure. Pursuant to the Merger Agreement, Interleisure was merged into Telpro, with Telpro being the surviving corporation (the "Merger").

As a result of the transaction, the former shareholders of Interleisure received
10.68 shares of Telpro common stock per for each share of Interleisure common stock. Telpro issued 21,368,160 shares of its common stock to the former Interleisure shareholders. As a result, immediately following the merger, former Interleisure shareholders held 95.0% of the then-outstanding shares of Telpro common stock.

For accounting purposes, the transaction has been treated as an acquisition of Telpro by Interleisure and as a recapitalization of Interleisure.

                        TELECOMMUNICATION PRODUCTS, INC.
                          (A development stage company)


                  Notes to the Financial Statements (continued)


                                 March 31, 2002


10.  ISSUANCE OF COMMON STOCK

On March 18, 2002, the Company issued 3,000,000 shares of common stock for services. Shares totaling 1,500,000 issued to engineers were valued at $.35 per share and were charged to research and development. Shares totaling 1,500,000 issued for officers and attorneys were valued at $.12 per share and were charged to general and administrative expenses.

On January 23, 2002, certain officers were issued 381,000 shares of common stock to partially settle a claim for unpaid wages. The shares were valued at $.12 per share and were charged to general and administrative expenses.

11.  INCOME TAXES

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                                          March 31,
                                                                  ---------------------------
                                                                     2002            2001
                                                                  ----------       ----------
    Federal income tax benefit at statutory rate (34%)            $(322,000)       $(224,000)
      State income tax benefit net of federal tax effect            (31,000)         (22,000)
      Deferred income tax valuation allowance                       353,000          246,000
                                                                  ---------        ---------

                                                                  $      --        $      --
                                                                  =========        =========

The Company's deferred tax assets are as follows:

    Net operating loss carryforward                               $ 353,000        $ 246,000
    Valuation allowance                                            (353,000)       (246,000)
                                                                  ---------        ---------
                                                                  $      --        $      --
                                                                  =========        =========


At March 31, 2002, the Company has net operating loss carryforwards of $1,032,000 which may be available to offset future taxable income through 2022.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


        NAME                  AGE         POSITION
        ----                  ---         --------

        Robert C. Russell      35          President, CEO and Director
        Jim J. Johnson         42          Chief Financial Officer
        Dennis H. Johnston     48          Legal Counsel, Secretary and Director
        Igor Loginov           42          Chief Technical Officer and Director


Robert C. Russell is the Chief Executive Officer and a director of the Company and is responsible for managing the overall business affairs of the Company. He is a native of Northern Ireland and attended Damelin College in South Africa, where he obtained a National Diploma in finance and management sciences. Mr. Russell spent over ten years working in the leisure and entertainment industry, including service as Managing Director of Selective Leisure Holdings, where he directed South African operations, Mr. Russell expanded the entertainment and casino operations to build a profitable chain of entertainment complexes spread throughout the region. During this period, he was instrumental in the deployment and successful development of technology programs, which underpinned security, financial and state of the art communication and conference systems. In 1995, he purchased the entertainment and casino operations from the Intercontinental Hotel group for the Caribbean nation of the Dominican Republic. In 1998, Mr. Russell sold his interests in the entertainment industry to concentrate his efforts upon development of our business.

Dennis H. Johnston, Esq. is General Counsel, Secretary and a director of the Company. Mr. Johnston is a practicing attorney in California and for more than 23 years has acted as legal counsel to various public companies, assisting in organizing, acquiring, selling, reorganizing and structuring financing for both public and privately held companies. A graduate of UCLA with degrees in both business and economics, and a former partner at the nationally recognized law firms of Manatt, Phelps, Rothenberg, & Tunney, and Wyman, Bautzer, Kuchel & Silbert, Mr. Johnston has handled mergers and acquisitions with a total value in excess of three billion dollars.

James J. Johnson is the Chief Financial Officer of the Company. He brings a successful track record as a CFO and CEO in rapid growth companies, as well as finance and accounting skills honed during a long career in leadership roles in "Big Five" accounting firms. In his most recent position as CEO of bizsolutions, inc., Mr. Johnson managed a startup company to 100% sales growth during each year of his tenure. He was previously the CFO of Imagyn Medical Technologies Systems, Inc., another startup venture at which he oversaw a growth in annual sales to over $100 million. For the 5 years immediately prior to his joining Imagyn, Mr. Johnson had been a partner of the accounting firm of Ernst & Young. Before joining Ernst & Young, he had been with Arthur Anderson for 16 years, the last 6 years as a partner.

Igor Loginov is the Chief Technical Officer of Telpro with responsibility for the design, development, and deployment of Telpro's technology. Igor Loginov has over fifteen years experience as a software and hardware engineer. Mr. Loginov, a qualified physicist, holds a Doctorate degree in physics, obtained from the world renowned and prestigious, Belarussian State University, Minsk, in 1982. Prior to Mr. Loginov's appointment with Telpro, he was the Lead Developer for Semantica, Ltd.; he was responsible for the implementation of accounting and business applications for corporate client organizations in Germany and Switzerland. Mr. Loginov has extensive and vast experience in overseeing large internet-related projects, specializing in object oriented design and programming. His experience includes positions with Emagisoft, Inc. (USA), Tema, Ltd. and Sigma Service where he amassed considerable experience over a ten-year period in the delivery of complex, advanced technology and business critical solutions for blue chip companies on a world-wide basis.

SECTION 16(a) REPORTING

       Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, we believes that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2002, except that James Johnson failed to file a initial report on Form 3 after he became a director. We believe that Mr. Johnson does not own any stock in our company.

ITEM 10.   EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding our Chief Executive Officer for fiscal years ending March 31, 2002, 2001 and 2000:

                                          SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION

                                                            Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)       sation ($)      awards       (#)           ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Robert C. Russell,      2002   $125,000(1)       0            0             0            0            0             0
President               2001       0             0            0             0            0            0             0
                        2000       0             0            0             0            0            0             0

Donald Ranniger         2002   $200,000(2)       0            0          $43,320(3)      0            0             0
President               2001       0             0            0             0            0            0             0
                        2000       0             0            0             0            0            0             0


(1)  Includes $20,000 in accrued but unpaid salary.

(2)  Payment of deferred salary as part of merger with Interleisure, S.A.

(3) Issuance of 361,000 shares of common stock as part of merger with Interleisure, S.A. based on a stock price of $0.12 per share.

EMPLOYMENT AGREEMENTS

We have recently entered into formal written employment agreements with Robert Russell, Chief Executive Officer, and Dennis H. Johnston, General Counsel and Secretary effective as of January 25, 2002, which provide payments aggregating $125,000 per year. The agreements, which also provide for increases, performance bonuses and stock option bonuses subject to performance and services rendered, is expected to continue in force until amended by mutual agreement or terminated by either party or the expiration of the term.

OPTIONS

For our fiscal year ending March 31, 2002, we did not issue options to our executive officers and they did not exercise any options.

COMPENSATION OF DIRECTORS

We do not currently compensate our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2002 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Telecommunication Products, 9171 Wilshire Blvd. Beverly Hills, California 90210.

                                                                         SHARES BENEFICIALLY OWNED(1)
 Name and Address                                                        ----------------------------
of Beneficial Owner   Position                                                Number       Percent
-------------------   --------                                              ----------     -------
Robert C. Russell     President & Chief Executive Officer (1)(2)            19,231,092      74.3%

Dennis H. Johnston    Secretary, General Counsel & Director (3)              1,000,000       3.9%

James J. Johnston     Chief Financial Officer                                   -0-           -0-

Igor Loginov          Chief Technical Officer and Director (4)               1,000,000       3.9%

Total shares held by
officers and directors
as a group (4 people):                                                       21,231,092      82.1%

---------------
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2002 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 25,058,147 shares of common stock outstanding on March 31, 2002.

(2)  Includes 19,231,092 owned directly.

(3)  Includes 1,000,000 owned directly.

(4)  Includes 1,000,000 owned directly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, we entered into a $12,500 line of credit arrangement with Dennis H. Johnston, an officer and director of the Company. The note bears interest at 12% per annum and is due and payable on or before July 31, 2002.

As of March 31, 2002, we owed Robert Russell, our Chief Executive Officer, $818,616 as deferred compensation and other advances. The account payable to Mr. Russell is unsecured, has no fixed due date, and does not bear interest. We intend to retire the amount payable when we are able to sell common stock or achieve profitable operations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List mean Telecommunication Products, Inc., a Colorado corporation.

EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

2.1 Agreement and Plan of Merger, dated as of June 25, 2001, by and among Telecommunication Products, Inc., Interleisure, S.A. and the shareholders of Interleisure, S.A. (incorporated by reference to the Company's Proxy Statement dated September 11, 2001).

3.1 Restated Articles of Incorporation (filed as an exhibit to the Company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein).

4.2 Employee Stock Incentive Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein)

10.1      Employment Agreement dated January 25, 2002, with Robert C. Russell

10.2      Employment Agreement dated January 25, 2002, with Dennis H. Johnston


REPORTS FILED ON FORM 8-K:

     Form 8-K/A filed April 11, 2002

     Form 8-K filed February 7, 2002

     Form 8-K filed October 19, 2001

     Form 8-K filed June 27, 2001



                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Telecommunication Products, Inc.



Date:  June 28, 2002                                By:   /S/ Robert C. Russell
                                                         -----------------------
                                                         Robert C. Russell,
                                                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE               TITLE                                         DATE
---------               -----                                         ----

/S/ Robert C. Russell   President, Chief Executive Officer and    June 28, 2002
                        Director

/S/ James J. Johnston   Chief Financial Officer                   June 28, 2002


/S/ Dennis H. Johnston  Secretary, Counsel and Director           June 28, 2002

/S/ Igor Loginov        Chief Technology Officer and Director     June 28, 2002