Form 10QSB
period 2002-06-30
TELECOMMUNICATION PRODUCTS INC
filed 2002-08-15
CIK 725929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ----------    -----------

                         Commission file number: 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                               84-0916299
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,073,805 shares of common stock, no par value per share, as of June 30, 2002.

ITEM 1 - FINANCIAL STATEMENTS

                        TELECOMMUNICATION PRODUCTS, INC.
                           BALANCE SHEETS (Unaudited)

                                                            June 30, 2002  March 31, 2002
                                                             ------------   ------------
ASSETS
------

CURRENT ASSETS
Cash                                                         $    30,000             --
Accounts receivable                                              112,305    $   112,305
                                                             ------------   ------------
Total current assets                                             142,305    $   112,305
                                                             ------------   ------------

PROPERTY AND EQUIPMENT (Note 1 and 3)

Net Equipment, net                                                24,299    $    26,030

Other assets                                                      60,812    $    60,812

TOTAL ASSETS                                                 $   227,416    $   199,147
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable and accruals:                                   158,768    $ 1,350,703
                                                             ------------   ------------

Total current Liabilities                                    $   158,768    $ 1,350,703
                                                             ------------   ------------
LONG TERM DEBT  Bond payable                                 $    55,000             --

                Loan Payable                                      20,000             --

STOCKHOLDERS' DEFICIENCY (Notes 4 & 5)
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                        800,000             --
Common stock no par value: 100,000,000 shares authorized;
26,073,805 shares issued and 16,073,805 shares outstanding
(Notes 4 & 5)                                                  1,259,244    $ 1,234,244
Accumulated deficit                                           (2,125,596)   $(2,386,300)

Total stockholders' equity                                        (6,352)   $(1,151,556)
                                                             ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   227,416    $   199,147
                                                             ============   ============


See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF OPERATIONS (Unaudited)


Three Months Ended:                              June 30, 2002     June 30, 2001
-------------------                              -------------     -------------

REVENUES
Net sales
Other income (Note 1)
Total revenues

EXPENSES
Cost of sales                                    $          0                --
Research and development                         $     24,500
Selling, general and                             $     40,731      $     60,255
admin (Note 2)
Foreign current translation                                --               588
                                                 -------------     -------------
Total expenses                                   $     65,231      $     60,843
                                                 -------------     -------------

LOSS BEFORE EXTRAORDINARY ITEM
                                                      (65,231)          (60,843)
Extraordinary item -
extinguishments of debt                          $    385,938                --

NET INCOME (LOSS)                                $    200,704      $    (60,843)
                                                 =============     =============
Basic and diluted earnings per share
(Notes 4 & 5)
Before extraordinary item                        $      (.008)     $      (.003)
                                                 =============     =============
Net income (loss)                                $       .012      $      (.003)
                                                 =============     =============
WEIGHTED-AVERAGE COMMON SHARES                     16,073,805        23,122,685
OUTSTANDING (Note 5)

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
THREE MONTHS ENDING JUNE 3O, 2002
---------------------------------

                          Common        Common        Preferred     Preferred   Accumulated       Total
                           Stock        Stock         Stock         Stock        Deficit       ------------
                           Shares       Amount        Shares        Shares      ------------
                        ------------  ------------  ------------  ------------
BALANCE AT
MARCH 31, 2002           25,873,805   $ 1,234,744            --            --   $(2,386,300)   $(1,151,556)
                        ------------  ------------  ------------  ------------  ------------   ------------

Net income for the
period                           --            --            --            --       200,704        200,704

Issuance of stock
for services                200,000        24,500            --            --            --         24,500


Issuance of bonds and
warrants                         --            --            --            --            --         55,000

Debt converted to
preferred stock                  --            --       800,000       800,000            --        800,000

BALANCE AT JUNE 30,
2002 (Note 4)            16,073,805   $ 1,259,244   $   800,000   $   800,000   $(2,125,596)   $    (6,352)
                        ============  ============  ============  ============  ============   ============

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF CASH FLOWS (Unaudited)
THREE MONTHS ENDING JUNE 30, 2002
----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

THREE MONTHS ENDED:                            June 30, 2002      June 30, 2001
-------------------                              ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $ 200,704
Adjustments to reconcile net income to
net cash provided by operating activities
Extinguishment of debt                            (385,935)
Depreciation                                         1,731
Stock issued for services                           24,500
Increase (decrease) in accrued
expenses and accounts payable                       54,000


Total cash (used) provided by operating
activities                                       $ (45,000)

CASH FROM INVESTING ACTIVITIES                          --

CASH FROM FINANCING ACTIVITIES
Issuance of bonds                                $  55,000
Loan to company                                     20,000

Total cash provided by Financing
activities                                       $  75,000

Increase in cash                                 $  30,000

Beginning cash balance                           $       0
                                                 ----------
Ending cash balance                              $  30,000
                                                 ----------

SUPPLEMENTAL SCHEDULE OF NONCASH AND INVESTING ACTIVITIES
Converted accounts payable to preferred stock        $ 800,000
Issuance of 200,000 shares for services rendered $ 24,500 Removal of an account payable due to
disputed liability settlement                        $ 385,935

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDING JUNE 30, 2002
---------------------------------

1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The foregoing presentation also reflects an Amendment to the Articles of Incorporation for the issuance of preferred stock which is currently in the process of being completed to file with the Colorado Secretary of State. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2002.

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2002, an accumulated deficit of $2,125,596 and a net stockholders' deficiency of $6,352. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

Revenue is recognized when products and services are delivered and accepted by customers. The company had no income this quarter but has entered into two agreements and is currently pursuing its business plan as the Company comes out of development stage. (See Note 6 below.)

Certain officers/stockholders of the Company elected to waive their salaries beginning the first quarter of calendar year 2002 in order to help the Company until cash flow is sufficient to pay them.

Net Income (Loss) Per Common Share - Net income (loss) per common share is computed by dividing net loss by the weighted average common shares outstanding during the period.


4. Common Stock

On June 30, 2002, the Board of Directors approved a plan to re-organize the capital structure of the company whereby Mr. Russell retired 10,000,000 shares of his common stock to the treasury. As a result, the number of issued and outstanding shares of common stock decreased from 25,873,800 to 16,073,800 (including the 200,000 shares issued for services rendered)

5. Loss or gain per common share and shares outstanding

Loss or gain per common share is computed by dividing net loss/gain by the weighted average shares outstanding during the period. The weighted average shares for the period is based on the number of shares issued and outstanding following the capital restructure. See Note 4 above.

6. Subsequent Event

The Company authorized the sale of $120,000 of annual 10% dividend one year debentures with one warrant attached for each $1.00 of bond sold. As of June 30 2002, $55,000 worth of bonds were sold and 55,000 warrants were issued.

On June 30, 2002 Chief Executive officer, Robert Russell, retired 10,000,000 of his common share holdings into the company's treasury, which reduced the company's outstanding shares from 26,073,800 TO 16,073,800. Mr. Russell also agreed to convert $800,000 of loans he has made to the company into preferred shares without any conditions for retirement, conversion or dividend. In addition, an accounts payable reduction of $385,935, which was formally due to a creditor was settled for zero cost to the company, without further obligation.

7. Legal Proceedings

The Company is a defendant in a lawsuit filed in June, 2002, in Douglas County District Court, State of Colorado. The plaintiff, Paul Price, alleges he purchased certain accounts receivable formerly held by Paul Egan that were allegedly due and owing from Interleisure, S.A., a corporation that merged into our Company in January, 2002. The plaintiff seeks damages in the amount of $916,210.59. Management believes the lawsuit lacks merit in that many of the accounts receivable are stated in Dominican Republic pesos and that the correct amount stated in United States dollars is $16,000.00. Moreover, as is more fully set forth in our audit, our position is that the accounts receivable are not yet due and owing. Management intends to vigorously defend the lawsuit and aggressively pursue counterclaims against the Plaintiff.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Revenues: The Company has not yet received revenue but has entered into two joint venture agreements with UB Port, Inc. and Last Chance Films, Inc. The Company is currently pursuing its business plan focusing primarily on the release of video on demand to be followed by its videoconferencing technology and anticipates earning revenues to commence in the third quarter of this fiscal year.

EXPENSES

The Company's expenses increased from $33,386 in the first quarter of the fiscal year, ending June 30, 2001, to $65,231 in the first quarter of 2002 ending June 30, 2002. The increase in expenses was due primarily to investments in research and development and general and administrative expenses.

NET INCOME (LOSS)

The Company's net loss before extraordinary item increased from $33,286 in the first quarter of 2001 to $65,231 in the first quarter of 2002. The increase in net loss reflects the company's commitment to develop, expand and market it's products. The Company is emerging out of its development stage for its first product, "Video on Demand", and is planning to realize revenues in the fiscal year of 2002.

In the quarter ended June 30, 2002, the Company recognized an extraordinary gain of $385,935 due to the settlement of a disputed debt which was formally due to a creditor and settled for zero cost to the Company without further obligation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had limited working capital and the Company had limited unused sources of liquid assets. At June 30, 2002, the Company had no credit facility but had the ability to obtain proceeds from the sale of corporate bonds. As a result, the Company paid general and administrative expenses but had a shortage of cash to pay its accounts payable.

The Company has had no sales revenues subsequent to the merger in January 2002. At June 30, 2002, the Company met substantial obligations for development, and general and administrative expenses.

A part of the Company's strategy is to seek external financing to grow its commercial business. The Company's operating capital has been provided primarily through the sale of corporate bonds and cash advances from its shareholders. While the Company intends to generate working capital from licensing its products and services, at least $200,000 of additional operating capital will be required during fiscal year 2002, assuming that operations are maintained at their current level. The Company may not be able to obtain the required financing or such financing may not be available on acceptable terms. Due to historical operating losses, there can be no assurance that the capital requirements will not substantially exceed the current and future capital resources in the near or long term.

Additional working capital needs of the Company may require issuance of equity securities, either on a public or on a private basis. Such issuances would, if consummated, affect the ongoing capital structure of the Company and may result in substantial dilution to shareholders. If additional funds are raised through the issuance of equity, convertible debt or similar securities of the Company, your percentage of ownership of the Company will be reduced, and such securities may have rights or preferences senior to those of the Company's current common stock. No agreement with respect to any such financing has been entered into, and such issuance may not be consummated. In the event that funding sources are not available as and when needed by the Company, it could have a severe adverse impact on the combined business and results of operations of the company and could result in the combined company being unable to continue as a going concern. Management is continually monitoring and evaluating the financing sources available to achieve the Company's goals.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS: "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include the Company's expectations regarding its start-up venture, the Company's planned financing of this venture and the sufficiency of the Company's available liquidity for working capital, the Company's belief that its technology-based business will grow and result in profitability, that it is uniquely positioned take advantage of new opportunities, and that it will focus on strengthening and growing its business and commercializing new innovative technologies. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Proxy Statement dated September 12, 2001, including the Company's entry into a new commercial business, its ability to access the capital markets and obtain working capital, risks associated with technological changes in the market for video and audio interactive telecommunications through personal computers, risks of competition in the personal computer industry, and other risks described in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Issuance of preferred stock without any conditions for retirement, conversion or dividend and 200,000 shares of common stock issued for services, $55,000 of corporate bonds due June 30 2003 and 55,000 warrants attached thereto exercisable at $0.25 per warrant, expires June 30 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER  INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:
           None

(b)      Reports on Form 8-K

           Registrant filed a report on Form 8-K on April 11 2002 to reflect the consolidated financial statement resulting from the merger of Interleisure SA with and into Registrant.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2002

TELECOMMUNICATION PRODUCTS, INC.

By: /s/ Robert Russell
    -----------------------------------------
        Robert Russell, President