Form 10QSB/A
period 2002-06-30
TELECOMMUNICATION PRODUCTS INC
filed 2002-09-06
CIK 725929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                               (AMENDMENT NO. 1)


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
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable and accruals:                                   158,768    $ 1,350,703
                                                             ------------   ------------

Total current Liabilities                                    $   158,768    $ 1,350,703
                                                             ------------   ------------
LONG TERM DEBT  Bond payable                                 $    55,000             --

                Loan Payable                                      20,000             --


STOCKHOLDERS' DEFICIENCY (Notes 4 & 5)
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                        800,000             --
Common stock no par value: 100,000,000 shares authorized;
26,073,805 shares issued and 16,073,805 shares outstanding
(Notes 4 & 5)                                                  1,259,244    $ 1,234,244
Accumulated deficit                                           (2,065,596)   $(2,386,300)


Total stockholders' equity                                        (6,352)   $(1,151,556)
                                                             ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   227,416    $   199,147
                                                             ============   ============

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended:                              June 30, 2002     June 30, 2001
-------------------                              -------------     -------------

REVENUES
Net sales
Other income (Note 1)
Total revenues

EXPENSES
Cost of sales                                    $          0                --
Research and development                         $     24,500
Selling, general and                             $     40,731      $     60,255
admin (Note 2)
Foreign current translation                                --               588
                                                 -------------     -------------
Total expenses                                   $     65,231      $     60,843
                                                 -------------     -------------

LOSS BEFORE EXTRAORDINARY ITEM
                                                      (65,231)          (60,843)
Extraordinary item -
extinguishments of debt                          $    385,938                --


NET INCOME (LOSS)                                $    320,704      $    (60,843)
                                                 =============     =============
Basic and diluted earnings per share
(Notes 4 & 5)
Before extraordinary item                        $      (.004)     $      (.003)
                                                 =============     =============
Net income (loss)                                $       .020     $      (.003)
                                                 =============     =============
WEIGHTED-AVERAGE COMMON SHARES                     16,073,805        23,122,685
OUTSTANDING (Note 5)


See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
THREE MONTHS ENDING JUNE 3O, 2002
---------------------------------

                          Common        Common        Preferred     Preferred   Accumulated       Total
                           Stock        Stock         Stock         Stock        Deficit       ------------
                           Shares       Amount        Shares        Shares      ------------
                        ------------  ------------  ------------  ------------
BALANCE AT
MARCH 31, 2002           25,873,805   $ 1,234,744            --            --   $(2,386,300)   $(1,151,556)
                        ------------  ------------  ------------  ------------  ------------   ------------


Net income for the
period                           --            --            --            --       320,704        320,704


Issuance of stock
for services                200,000        24,500            --            --            --         24,500

Issuance of bonds and
warrants                         --            --            --            --            --         55,000

Debt converted to
preferred stock                  --            --       800,000       800,000            --        800,000


BALANCE AT JUNE 30,
2002 (Note 4)            16,073,805   $ 1,259,244   $   800,000   $   800,000   $(2,065,596)   $    (6,352)
                        ============  ============  ============  ============  ============   ============


See notes to financial statements

                                                     4

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF CASH FLOWS (Unaudited)
THREE MONTHS ENDING JUNE 30, 2002
----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

THREE MONTHS ENDED:                            June 30, 2002      June 30, 2001
-------------------                              ----------        ----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $ 320,704
Adjustments to reconcile net income to
net cash provided by operating activities
Extinguishment of debt                            (385,935)
Depreciation                                         1,731
Stock issued for services                           24,500
Increase (decrease) in accrued
expenses and accounts payable                       (6,000)


Total cash (used) provided by operating
activities                                       $ (45,000)

CASH FROM INVESTING ACTIVITIES                          --

CASH FROM FINANCING ACTIVITIES
Issuance of bonds                                $  55,000
Loan to company                                     20,000

Total cash provided by Financing
activities                                       $  75,000

Increase in cash                                 $  30,000

Beginning cash balance                           $       0
                                                 ----------
Ending cash balance                              $  30,000
                                                 ----------

SUPPLEMENTAL SCHEDULE OF NONCASH AND INVESTING ACTIVITIES
Converted accounts payable to preferred stock        $ 800,000
Issuance of 200,000 shares for services rendered $ 24,500 Removal of an account payable due to
disputed liability settlement                        $ 385,935

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

2. Summary of Significant Accounting Policies


Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2002, an accumulated deficit of $2,065,596 and a net stockholders' deficiency of $6,352. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.


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

EXPENSES


The Company's expenses increased from $60,843 in the first quarter of the fiscal year, ending June 30, 2001, to $65,231 in the first quarter of 2002 ending June 30, 2002. The increase in expenses was due primarily to investments in research and development and general and administrative expenses.

NET INCOME (LOSS)


The Company's net loss before extraordinary item increased from $60,843 in the first quarter of 2001 to $65,231 in the first quarter of 2002. The increase in net loss reflects the company's commitment to develop, expand and market it's products. The Company is emerging out of its development stage for its first product, "Video on Demand", and is planning to realize revenues in the fiscal year of 2002.


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