Form 10QSB
period 2002-09-30
TELECOMMUNICATION PRODUCTS INC
filed 2002-11-15
CIK 725929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from    APRIL 1, 2002     to    SEPTEMBER 30, 2002
                                 -------------------      ----------------------
                         Commission file number: 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Colorado                              84-0916299
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

          9171 Wilshire Blvd., Suite B, Beverly Hills, California 90210
                    (address of principal executive offices)

       Registrant's telephone number, including area code: (310) 281-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,373,805 shares of common stock, no par value per share, as of September 30, 2001.

PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements

    Balance Sheets (Unaudited) as of  September 30, 2002 and
    March 31, 2002..........................................................  3

    Statements of Operations (Unaudited) for the Three Months
    Ended  September 30, 2002 and September 30, 2001........................  4

    Statements of Operations (Unaudited) for the Six Months
    Ended September 30, 2002 and September 30, 2001.........................  5

    Statements of Stockholders' Deficiency (Unaudited) for the
    Six Months Ended September 30, 2002.....................................  6

    Statement of Cash Flows (Unaudited) for the Six Months Ended
    September 30, 2002 and 2001.............................................  7

    Notes to Financial Statements (Unaudited)...............................  8

  ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10

PART II -- Other Information

  ITEM 1 -- Legal Proceedings............................................... 12
  ITEM 2 -- Changes in Securities........................................... 12
  ITEM 3 -- Defaults upon Senior Securities................................. 12
  ITEM 4 -- Submission of Matters to a Vote of Security Holders............. 12
  ITEM 5 -- Other Information............................................... 12
  ITEM 6 -- Exhibits and Reports on Form 8-K................................ 13

Signatures.................................................................. 13

ITEM 1 - FINANCIAL STATEMENTS

                             TELECOMMUNICATION PRODUCTS, INC.
                                BALANCE SHEETS (Unaudited)

                                                       September 30, 2002   March 31, 2002
ASSETS
------

CURRENT ASSETS

Cash                                                      $    48,015                 --
Accounts receivable                                       $   112,305        $   112,305
                                                          ------------       ------------
Total current assets                                      $   160,320        $   112,305
                                                          ------------       ------------

PROPERTY AND EQUIPMENT (Note 1 and 3)

Net Equipment, net                                        $    22,568        $    26,030

Other assets                                              $    60,812        $    60,812

TOTAL ASSETS                                              $   243,700        $   199,147
                                                          ============       ============

LIABILITIES AND STOCKOLDERS' EQUITY
-----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                            $   190,718        $ 1,350,703
Loan payable                                              $    50,000                 --
                                                          ------------       ------------
Total current Liabilities                                 $   240,718        $ 1,350,703

LONG TERM DEBT Bond payable                               $    75,000                 --
                                                          ------------       ------------

STOCKHOLDERS' DEFICIENCY (Note 3)
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                 $   800,000                 --
Common stock no par value: 100,000,000 shares
authorized; 26,373,805 shares issued and 16,373,805
shares outstanding (Note 3)                               $ 1,295,244        $ 1,234,244
Accumulated deficit                                       $(2,167,262)       $(2,386,300)
Treasury Stock
10,000,000 share

Total stockholders' equity                                $   (72,018)       $(1,151,556)
                                                          ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                                      $   243,700        $   199,147
                                                          ============       ============

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended:                     September 30, 2002    September 30, 2001
-------------------                     ------------------    ------------------

REVENUES
Net sales
Other income (Note 1)
Total revenues

EXPENSES
Cost of sales                              $        -0-
Research and development                   $        -0-
Selling, general and                       $    101,666        $     60,255
admin (Note 2)
Foreign current translation                                             588
                                                               -------------
Total                                      $    101,666        $     60,843
                                           -------------       -------------
expenses

NET INCOME (LOSS)                          $   (101,666)       $    (60,843)
                                           =============       =============
Basic and diluted earnings per share
(Notes 3 & 4)
Net income (loss)                          $      (.005)       $      (.003)
                                           =============       =============

WEIGHTED-AVERAGE COMMON SHARES               21,227,466          23,122,685
OUTSTANDING (Note 4)

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF OPERATIONS (Unaudited)

Six Months Ended:                       September 30, 2002    September 30, 2001
-----------------                       ------------------    ------------------

REVENUES
Net sales
Other income (Note 1)
Total revenues

EXPENSES
Cost of sales                            $        -0-
Research and development                 $     24,500
Selling, general and                     $    142,397           $    120,510
admin (Note 2)
Foreign current translation                                            1,176
                                                                -------------
Total expenses                           $    166,897           $    121,686
                                         -------------          -------------

LOSS BEFORE EXTRAORDINARY ITEM               (166,897)              (121,686)
Extraordinary item -
extinguishments of debt                  $    385,935

NET INCOME (LOSS)                        $    219,038           $   (121,686)
                                         =============          =============
Basic and diluted earnings per share
(Notes 4 & 5)
Before extraordinary item                $      (.008)          $      (.006)
                                         =============          =============
Net income (loss)                        $       .010           $      (.006)
                                         =============          =============

WEIGHTED-AVERAGE COMMON SHARES             21,227,466             23,122,685
OUTSTANDING (Note 5)

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
SIX MONTHS ENDING SEPTEMBER 3O, 2002
------------------------------------

                          Common         Common         Preferred       Preferred      Accumulated        Total
                          Stock          Stock          Stock           Stock          Deficit
                          Shares         Amount         Shares          Amount
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
MARCH 31, 2002          25,873,805     $ 1,234,744              --              --     $(2,386,300)    $(1,151,556)
                       ------------    ------------    ------------    ------------    ------------    ------------
Net income for the
period                          --              --              --              --         219,038         219,038

Issuance of stock
for services               500,000          60,500              --              --              --          60,500

Shares retired to
the treasury           (10,000,000)             --         800,000         800,000              --         800,000

Debt converted to
preferred stock

BALANCE AT
SEPTEMBER 30, 2002
(Note 3)                16,373,805     $ 1,295,244              --     $   800,000     $(2,167,262)    $   (72,018)
                       ============    ============    ============    ============    ============    ============

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
STATEMENT OF CASH FLOWS (Unaudited)
SIX MONTHS ENDING SEPTEMBER 30, 2002
------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Six Months Ended:                         September 30, 2002  September 30, 2001
-----------------                         ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                             $ 219,038           $(121,686)
Adjustments to reconcile net income to
net cash provided by operating activities

Extinguishments of debt                        (385,935)             24,975
Depreciation                                      3,462               1,661
Stock issued for services                        60,500
Increase (decrease) in accrued expenses
and accounts payable                             25,950             (46,292)

Total cash (used) provided by
operating activities                          $ (76,985)          $(141,342)

CASH FROM INVESTING
ACTIVITIES                                           --                  --

CASH FROM FINANCING
ACTIVITIES
Loans from shareholders                              --           $ 141,192
Issuance of bonds                             $  75,000                  --
Increase in loans payable                     $  50,000                  --
                                              ----------          ----------
Total cash provided by
Financing activities                          $ 125,000           $ 141,192

Increase in cash                              $  48,015           $    (150)

Beginning cash balance                        $       0                 503
                                              ----------          ----------
Ending cash balance                           $  48,015           $     353
                                              ----------          ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Converted accounts payable to preferred stock    $800,000
Issuance of 500,000 shares for services
Rendered                                         $ 60,500
Removal of an account payable due to
a liability settlement                           $385,935

See notes to financial statements

TELECOMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDING SEPTEMBER 30, 2002
--------------------------------------

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

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2002, there was an accumulated deficit of $2,167,262 and a net stockholders' deficiency of $72,018. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

Revenue is recognized when products and services are delivered and accepted by customers. The company had no income this quarter but has entered into two agreements and is currently exercising its business plan as the company comes out of development stage. (See Note 2 below.)

Certain officers/stockholders of the Company elected to waive their salaries beginning the first quarter of calendar year 2002 in order to help the Company's cash flow. As of September 30, 2002 net income (loss) per common share is computed by dividing net loss by the weighted average common shares outstanding during the period.

3. Common Stock

On June 30, 2002, the shareholders of the Company approved a plan to re-organize the capital structure of the company whereby a director and officer of the Company retired 10,000,000 shares of common stock to the treasury. The number of issued and outstanding shares of common stock decreased from 26,073, 800 to 16,073,800.

On June 30, 2002 Chief Executive officer, Robert Russell, retired 10,000,000 of his common share holdings into the company's treasury, which reduced the company's outstanding shares from 26,073,800 to 16,073,800. Performance related options linked to future revenue and profit growth would be awarded to Mr. Robert Russell. In addition, Mr. Russell agreed to convert $800,000 of loans he has made to the company into preferred shares without any conditions for conversion or dividends. The Company also recognized as income an accounts payable reduction of $385,935; this payable was formally due to a creditor but was settled with no cost and no further obligation on the part of the Company.

4. Loss or gain per common share and shares outstanding.
Loss or gain per common share is computed by dividing net loss/gain by the weighted average shares outstanding during the period. The weighted average shares for the period is based on the number of shares issued and outstanding following the capital restructure. See Note 3 above.

5. Subsequent events.

On October 5, 2002 The Company entered into a memorandum of understanding with Ramesys Hospitality of South Plainfield NJ to jointly fund a foundation research project for the launch of a Pay Per Stay premium entertainment programming service to Ramesys hotel customers and eventually other segments of the US and international hospitality market.

On October 14, 2002 The Company entered into an agreement with Dutchess Private Equity Fund. L.P. of Boston, Massachusetts. The fund has committed a $5,000,000 equity line of credit, subject to certain terms and conditions, over the course of the next three years. The Company can give no assurances that the financial commitment with come to fruition.

On October 30, 2002 the company signed a letter of intent to purchase hotel movie network. The acquisition is expected to close before year end subject to satisfactory due diligence.

On October 31, 2002 the Company authorized the sale of a convertible $200,000 12% debenture exercisable at $0.20 per share October 31, 2004

6. Legal Proceedings

The Company is a defendant in a lawsuit filed in June, 2002, in Douglas County District Court, State of Colorado. The plaintiff, Paul Price, alleges he purchased certain accounts receivable formerly held by Paul Egan that were allegedly due and owing from Interleisure, S.A., a corporation that merged into our Company in January, 2002. The plaintiff seeks damages in the amount of $916,210.59. Management believes the lawsuit lacks merit in that all of the accounts receivable are stated in Dominican Republic pesos and that the correct amount stated in United States dollars is $16,000.00. Moreover, as is more fully set forth in our audit, our position is that the accounts receivable are not yet due and owing. Management intends to vigorously defend the lawsuit and aggressively pursue counterclaims against the Plaintiff.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Revenues: The Company has not yet received revenue but has entered into two joint venture agreements with UB Port, Inc. and Last Chance Films, Inc. The Company is currently pursuing its business plan focusing primarily on the release of video on demand to be followed by its video conferencing technology and anticipates earning revenues to commence in the last quarter of this fiscal year.

EXPENSES

The Company's expenses increased from $121,686 in the first six months of the fiscal year, ending September 30, 2001, to $166,897 for the first six months of 2002 ending September 30, 2002. The increases were due primarily to the research and development process being substantially completed.

NET INCOME (LOSS)

The Company's net loss before extraordinary item increased from $121,686 in the first six months of 2001 to $166,897 for the six months 2002. The increase is attributable to expenses associated with the development of its first product. The company is emerging out of its development stage for its first product, Video on Demand, and is planning to vigorously market its product.

In the quarter ended June 30, 2002, the company recognized an extraordinary gain of $385,935 due to the settlement of a debt which was formally due to a creditor and settled for zero cost to the company without further obligation.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had limited working capital and the Company had no material unused sources of liquid assets. Also at September 30, 2002, the Company had no existing credit facility. As a result, the Company paid general and administrative expenses but had a shortage of cash to pay its accounts payable.

The Company has had no sales revenues subsequent to the merger on January 25, 2002. At September 30, 2002, the Company had met all its obligations for research, development, general and administrative expenses.

A part of the Company's strategy is to seek external financing to grow its commercial business. The company's operating capital has been provided primarily through the sale of corporate bonds and cash advances from its shareholders. While the company intends to generate working capital from licensing its products and services, at least $300,000 of additional operating capital will be required during fiscal year 2002, assuming that operations are maintained at their current level. The company may not be able to obtain the required financing, or such financing may not be available on acceptable terms. Due to the Company's historical operating losses, there can be no assurance that capital requirements will not substantially exceed current and future capital resources.

Additional working capital needs of the Company may require issuance of equity securities, either on a public or private basis. Such issuances would, if consummated, affect the ongoing capital structure of the company and may result in substantial dilution to shareholders. If additional funds are raised through the issuance of equity, convertible debt, or similar securities of the Company, the percentage of ownership of the Company's current shareholders will be reduced, and such new securities may have rights or preferences senior to those of the common stock held be current shareholders. No agreement with respect to any such financing has been entered into, and such issuance may not be consummated. In the event that funding sources are not available as and when needed by the Company, it could have a severe adverse impact on the combined business and results of operations of the Company and could result in the Company being unable to continue as a going concern. Management is continually monitoring and evaluating the financing sources available to achieve the Company's goals.

Due to the losses sustained by the Company and its lack of working capital, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations and to obtain additional financing as may be required.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS: "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include the Company's expectations regarding its start-up venture, the Company's planned financing of this venture and the sufficiency of the Company's available liquidity for working capital, the Company's belief that its technology-based business will grow and result in profitability, that it is positioned to take advantage of new opportunities, and that it will focus on strengthening and growing its business and commercializing new innovative technologies. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Proxy Statement dated September 12, 2001, including the Company's entry into a new commercial business, its ability to access the capital markets and obtain working capital, risks associated with technological changes in the market for video and audio interactive telecommunications through personal computers, risks of competition in the personal computer industry, and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         None

ITEM 2.  CHANGES IN SECURITIES.
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

ITEM 5.  OTHER INFORMATION.

         On August 20, 2002 the Company accepted the resignation of Mr. James Johnson from his position as a Director. Mr. Johnson stated that he wished to devote more time to the pursuit of other endeavors.

         On September 6, 2002 Mr. Timothy Palmer was appointed a Director of the Company, replacing Mr. Johnson, and was elected Chairman of the Board of Directors. Mr. Palmer holds a Bachelors of Commerce Degree from McGill University in Montreal, Canada, and trained as a systems engineer with IBM in Canada and the United States. He also worked with IBM in the United Kingdom and founded a London based computer services company which focused on compliance engineering, management system development and implementation. Before joining the company, Mr. Palmer served on the boards of both private and public companies including KoolConnect Technologies Inc. from 2000 to 2002, Total Quality Marketing Inc. from 1990 to 2000, Quality Advantage Ltd. from 1997 to 2000, HDX 9000 Inc. from 1993 to the present, Phoenix International Industries Inc., since 1997, and JPM InnoMedia Inc. since 2001. Mr. Palmer is regarded as an innovator. His experience draws on concepts, research, and compliance methodologies to explain how customers build relationships with suppliers and brands by interacting with them and how organizations can assure goal achievement through systematic processes.

         Mr. Palmer's immediate responsibilities at Telecommunication Products, Inc. include positioning the Company for entry into the international market for in-room entertainment services within the hospitality industry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             Exhibit No.   Description
             -----------   -----------

                3.3        Articles of Amendment to Articles of Incorporation
               10.3 Employment Agreement dated September 6, 2002 with Timothy Palmer
               99.1        Section 906 Certification

         (b) Reports on Form 8-K. An 8-K was filed on July 17, 2002, regarding a recapitalization transaction between the Company and its Chief Executive Officer, Robert Russell.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated   November 14, 2002

TELECOMMUNICATION PRODUCTS, INC.

By:  /S/ ROBERT RUSSELL
     Robert Russell, President

By: /S/ TIMOTHY PALMER
    Timothy Palmer, Chairman of the Board

By: /S/ IGOR LOGINOV
    Igor Loginov, Chief Technical Officer

By: /S/ DENNIS H. JOHNSTON
    Dennis H. Johnston,
    Legal Counsel, Secretary, Interim Chief Financial Officer

                                  CERTIFICATION

     I, Robert C. Russell, Chief Executive Officer certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Telecommunication Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 14, 2002      By:    /s/   Robert C. Russell
                                      ----------------------------------------
                               Name:  Robert C. Russell
                               Title: Chief Executive Officer and Director
                                      (Principal Executive Officer)

                                  CERTIFICATION

     I, Dennis H Johnston, Interim Chief Financial Officer certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Telecommunication Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 14, 2002      By:    /s/   Dennis H. Johnston
                                      -------------------------------
                               Name:  Dennis H. Johnston
                               Title: Interim Chief Financial Officer,
                                      Secretary, Legal Counsel and Director
                                      (Principal Financial Officer)