Form 10QSB
period 2002-12-31
TELECOMMUNICATION PRODUCTS INC
filed 2003-02-14
CIK 725929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from April 1, 2002 to December 31, 2002
                                       -------------    -----------------

                         Commission file number: 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Colorado                                       84-0916299
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


          9171 Wilshire Blvd., Suite B, Beverly Hills, California 90210
                    (address of principal executive offices)

       Registrant's telephone number, including area code: (310) 281-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,723,805 shares of common stock, no par value per share, as of December 31, 2002.

PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements

    Balance Sheets (Unaudited) as of  December 31, 2002 and
    March 31, 2002..........................................................  3

    Statements of Operations (Unaudited) for the Three Months
    Ended  December 31, 2002 and December 31, 2001..........................  4

    Statements of Operations (Unaudited) for the Nine Months
    Ended December 31, 2002 and December 31, 2001...........................  5

    Statements of Stockholders' Deficiency (Unaudited) for the
    Nine Months Ended December 31, 2002.....................................  6

    Statement of Cash Flows (Unaudited) for the Nine Months Ended
    December 31, 2002 and 2001..............................................  7

    Notes to Financial Statements (Unaudited)...............................  8


  ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  9


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

Signatures.................................................................. 13


ITEM 1 - FINANCIAL STATEMENTS

                             TELECOMMUNICATION PRODUCTS, INC.
                                BALANCE SHEETS (Unaudited)


ASSETS                                                       December 31, 2002  March 31, 2002
------                                                       -----------------  --------------
CURRENT ASSETS
Cash                                                           $        --       $        --
Accounts receivable                                            $        --       $   112,305
                                                               ------------      ------------
Total current assets                                           $        --       $   112,305
                                                               ------------      ------------

PROPERTY AND EQUIPMENT (Note 1 and 3)

Net Equipment, net                                             $    20,837       $    26,030
                                                               ------------      ------------

Other assets                                                   $    60,812       $    60,812
                                                               ------------      ------------

TOTAL ASSETS                                                   $    81,649       $   199,147
                                                               ============      ============

LIABILITIES AND STOCKOLDERS' EQUITY
-----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                                 $   145,957       $ 1,350,703
                                                               ------------      ------------
Loan payable                                                   $    50,000                --
                                                               ------------      ------------
Total current Liabilities                                      $   195,957       $ 1,350,703
                                                               ------------      ------------

LONG TERM DEBT Bond payable                                    $   175,000                --
                                                               ------------      ------------



STOCKHOLDERS' DEFICIENCY (Note 3)
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                      $   800,000                --
Common stock no par value: 100,000,000 shares authorized;
16,723,805 shares issued and 16,373,805 shares
outstanding (Note 3)                                           $ 1,323,244       $ 1,234,244
Accummulated deficit                                           $(2,412,552)      $(2,386,300)
Treasury Stock
10,000,000 share

Total stockholders' equity                                     $  (289,308)      $(1,151,556)
                                                               ------------      ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                                           $    81,649       $   199,147
                                                               ============      ============

See notes to financial statements


                        TELECOMMUNICATION PRODUCTS, INC.
                             STATEMENT OF OPERATIONS
                                  (Unaudited)



                                               Three Months Ended:
                                        December 31, 2002   December 30, 2001
                                        -----------------  -----------------
REVENUES
Net sales
Other income (Note 1)
Total revenues

EXPENSES
Cost of sales                             $        -0-       $         --
Research and development                  $        -0-       $         --
Selling, general and admin (Note 2)       $    245,290       $     60,255

Foreign current translation                         --                588
                                          -------------      -------------
Total expenses                            $    245,290       $     60,843
                                          -------------      -------------

NET INCOME (LOSS)                         $   (245,290)      $    (60,843)
                                          =============      =============

Basic and diluted earnings per share
(Notes 3 & 4)
Net income (loss)                         $      (.012)      $      (.003)
                                          =============      =============

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING (Note 4)                        19,660,000         23,122,685



See notes to financial statements

                        TELECOMMUNICATION PRODUCTS, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended:
                                        December 31, 2002   December 30, 2001
                                        -----------------  -----------------

REVENUES
Net sales
Other income (Note 1)
Total revenues

EXPENSES
Cost of sales                             $        -0-       $         --
Research and development                  $     24,500       $         --
Selling, general and admin (Note 2)       $    387,687       $    180,765
Foreign current translation                         --              1,764
                                          -------------      -------------

Total expenses                            $    412,187       $    182,529
                                          -------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM                (412,187)          (182,529)

Extraordinary item - extinguishments
of debt                                   $    385,935                 --

NET INCOME (LOSS)                         $    (26,252)      $   (182,529)
                                          =============      =============
Basic and diluted earnings per share
(Notes 4 & 5)
Before extraordinary item                 $      (.020)      $      (.008)
                                          =============      =============
Net income (loss)                         $      (.001)      $      (.008)
                                          =============      =============
WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING (Note 5)                        19,660,000         23,122,685

See notes to financial statements


                                                 TELECOMMUNICATION PRODUCTS, INC.
                                        STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
                                               NINE MONTHS ENDING DECEMBER 31, 2002

                                  Common            Common         Preferred        Preferred
                                  Stock             Stock            Stock            Stock         Accumulated
                                  Shares            Amount           Shares           Amount           Deficit            Total
                               ------------      ------------     ------------     ------------     ------------      ------------

BALANCE AT MARCH 31, 2002       25,873,805       $ 1,234,744               --               --      $(2,386,300)      $(1,151,556)
                               ------------      ------------     ------------     ------------     ------------      ------------

Net loss for the period                 --                --               --               --          (26,252)          (26,252)

Issuance of  stock for
services                           850,000            88,500               --               --               --            88,500


Shares retired to the
treasury                       (10,000,000)               --          800,000          800,000               --           800,000


Debt converted to
preferred stock

BALANCE AT DECEMBER 31,
2002 (Note 3)                   16,723,805       $ 1,323,244          800,000      $   800,000      $(2,412,552)      $  (289,308)
                               ============      ============     ============     ============     ============      ============


See notes to financial statements



                                  TELECOMMUNICATION PRODUCTS, INC.
                                STATEMENT OF CASH FLOWS (Unaudited)
                                NINE MONTHS ENDING DECEMBER 31, 2002
                               -------------------------------------


                                                           December 31, 2002 December 31, 2001
                                                           ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NINE MONTHS ENDED:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $ (26,252)      $(182,529)
Adjustments to reconcile net income to
net cash provided by operating activities
Extinguishments of debt                                          (385,935)         24,975
Write down of assets                                               67,544              --
Depreciation                                                        5,193           2,492
Stock issued for services                                          88,500              --
Increase (decrease) in accrued expenses                            25,950         (46,292)

Total cash (used) provided by
operating activities                                            $(225,000)      $(201,354)

CASH FROM INVESTING
ACTIVITIES                                                             --              --


CASH FROM

FINANCING
ACTIVITIES
Loans from shareholders                                                --       $ 200,851
Issuance of bonds                                               $ 175,000              --
Increase in loans payable                                       $  50,000              --
                                                                ----------      ----------
Total cash provided by
Financing activities                                            $ 225,000       $ 200,851

Increase in cash                                                $      --       $    (503)

Beginning cash balance                                          $       0             503
                                                                ----------      ----------
Ending cash balance                                             $       0       $       0
                                                                ----------      ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Converted accounts payable to preferred stock                   $ 800,000
Issuance of 850,000 shares for services
Rendered                                                        $  88,500
Removal of an account payable due to
a liability settlement                                          $ 385,935


See notes to financial statements

                        TELECOMMUNICATION PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                     THREE MONTHS ENDING DECEMBER 31, 2002
                     -------------------------------------

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

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2002, there was an accumulated deficit of $2,412,552 and a net stockholders' deficiency of $289,308. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

Revenue is recognized when products and services are delivered and accepted by customers. The company had no income this quarter but has entered into two agreements and is currently exercising its business plan as the company comes out of development stage. (See Note 2 below.)

Certain officers/stockholders of the Company elected to waive their salaries beginning the first quarter of calendar year 2002 in order to help the Company's cash flow. As of December 31, 2002 net income (loss) per common share is computed by dividing net loss by the weighted average common shares outstanding during the period.

3. Common Stock

On June 30, 2002, the shareholders of the Company approved a plan to re-organize the capital structure of the company whereby a director and officer of the Company retired 10,000,000 shares of common stock to the treasury. The number of issued and outstanding shares of common stock decreased from 26,073, 800 to 16,073,800.

On June 30, 2002 Chief Executive officer, Robert Russell, retired 10,000,000 of his common share holdings into the company's treasury, which reduced the company's outstanding shares from 26,073,800 to 16,073,800. Performance related options linked to future revenue and profit growth would be awarded to Mr. Robert Russell. In addition, Mr. Russell agreed to convert $800,000 of loans he has made to the company into preferred shares. The Company also recognized as income an accounts payable reduction of $385,935; this payable was formally due to a creditor but was settled with no cost and no further obligation on the part of the Company.

4. Loss or gain per common share and shares outstanding.
Loss or gain per common share is computed by dividing net loss/gain by the weighted average shares outstanding during the period. The weighted average shares for the period is based on the number of shares issued and outstanding following the capital restructure. See Note 3 above.


5. Subsequent events.

The company purchased $2,790,760 of pay per view certified inventory from a privately held company which inventory is located in Hermitage, Tennessee. This definitive contract to purchase the pay per view equipment is expected to support Phase I deployment of over 115,000 hotel rooms nationwide.

The company has entered into a loan agreement for $1.5 million. The loan is due in five years and bears interest at 5.5%. The agreement also requires an origination fee of 10% of the principal and 18,292,683 shares of restricted common stock to be issued.


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

REVENUES

Revenues: The Company's business plan is to leverage its newly acquired asset base in the Pay Per View market and simultaneously complete its compression technology. During the quarter ended The Company has negotiated contracts to acquire $6.5 million of Pay Per View assets including revenue producing contracts under the Hotel Movie Network brand and warehoused equipment ready for installation. The Company has a joint venture research project underway with Ramesys Hospitality to prove its business model for Pay Per View and attract and then establish sales channels for its new Pay Per View service. Development of the Company's compression technology continues. The Company has identified and is in negotiation with strategic partners to co-brand and help launch the technology in the fiscal year of 2003. The Company has not yet received revenue from its two joint venture agreements with UB Port, Inc. and Last Chance Films, Inc. and have no funds allocated to either venture for fiscal year 2003.

EXPENSES

The Company's expenses increased from $182,529 in the first nine months of the fiscal year, ending December 31, 2001, to $412,187 for the first nine months of 2002 ending December 31, 2002.

The increases were due primarily to the cost of research and development and costs related to the acquisition of Pay Per View assets and costs associated with raising working capital funding. The Company also wrote accounts receivable of its previous business activities totaling $67,544.

Expenses include the issue of 350,000 shares of common stock to an individual for services rendered on market research & management consultancy.

NET INCOME (LOSS)

The Company's net loss before extraordinary item increased from $182,529 in the first nine months of 2001 to $412,187 for the nine months 2002. The increase is attributable to expenses associated with the development of its first product. The Company also wrote accounts receivable of its previous business activities totaling $67,544.

In the quarter ended June 30, 2002, the company recognized an extraordinary gain of $385,935 due to the settlement of a debt which was formally due to a creditor and settled for zero cost to the company without further obligation.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had limited working capital and the Company had no material unused sources of liquid assets. Also at December 31, 2002, the Company had no existing credit facility. As a result, the Company paid general and administrative expenses but had a shortage of cash to pay its accounts payable.

The Company has had no sales revenues subsequent to the merger on January 25, 2002. At December 31, 2002, the Company had met all its obligations for research, development, general and administrative expenses.

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

On October 14th 2002, the company entered into an agreement with Duchess Private Equity Fund LP of Boston Massachusetts. The fund had committed a $5 million dollar equity line of credit, subject to certain terms and conditions over a three year period. No definitive agreement was finalized as company management deemed that the terms of dilution did not best serve shareholder interest.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
            None

ITEM 2.  CHANGES IN SECURITIES.
            The company issued 1,900,000 shares of common stock in the acquisition of inventory, in addition the company issued 18,292,683 to Mercatus & Partners, Ltd., A United Kingdom Corporation. The Certificate is subject to terms, conditions and restrictions of a certain collateral loan agreement and promissory note between Mercatus & Partners Ltd and the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            None

ITEM 5.  OTHER INFORMATION.
            On September 6, 2002, the Registrant entered into an employment agreement ("Agreement") with Mr. Timothy C. Palmer to act as a member of and it's Chairman of the Board of Directors which was fully reported in Registrant's Form 10-QSB as Exhibit 10.3 for the period ended September 30, 2002. On November 1st, the employment agreement was superceded and replaced by agreement of all parties by a Consulting agreement titled "Retainer Agreement." Mr. Palmer retained his position as non-executive Chairman of the board. As a result of alleged wrongdoing and a failure of consideration pursuant to said Agreement, the Board of Directors requested that Mr. Palmer resign as an officer and as a member of the Board of Directors. Upon refusing to do so, Mr. Palmer was thereafter terminated for cause pursuant to the Agreement and the Registrant's bylaws with immediate effect following a duly noticed meeting of the Board of Directors held on January 27, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits. None.

            (b) Reports on Form 8-K.

            An 8-K was filed on January 31, 2003, reporting the acquisition of inventory by the Company from Omega Funding Inc.

            An 8K was filed on February 7, 2003 reporting the termination of a non-executive director and officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated   February 10, 2003

TELECOMMUNICATION PRODUCTS, INC.

By:    /S/ Robert Russell
       ------------------
       Robert Russell,  President


By:    /S/ Dennis H. Johnston
       ----------------------
       Dennis H. Johnston,
       Legal Counsel, Secretary, Interim Chief Financial Officer

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

         February 10, 2003      By:    /s/   Robert C. Russell
                                      ----------------------------------------
                               Name:  Robert C. Russell
                               Title: Chief Executive Officer and Director
                                      (Principal Executive Officer)

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

         February 10, 2003      By:    /s/   Dennis H. Johnston
                                      -------------------------------
                               Name:  Dennis H. Johnston
                               Title: Interim Chief Financial Officer,
                                      Secretary, Legal Counsel and Director
                                      (Principal Financial Officer)