Form 10KSB
period 2003-03-31
TELECOMMUNICATION PRODUCTS INC
filed 2003-07-25
CIK 725929

===================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED MARCH 31, 2003

                         Commission File Number 0-11882

                        TELECOMMUNICATION PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)

                                    COLORADO
                 (State or Other Jurisdiction of Incorporation)

                                   84-0916299
                      (I.R.S. Employer Identification No.)


              9171 WILSHIRE BLVD, SUITE B, BEVERLY HILLS CA. 90210
                    (Address of principal Executive Offices)

               ISSUER'S TELEPHONE NUMBER ISSUER'S FACSIMILE NUMBER
                          (310) 281-2571 (310) 275-3957

   Securities registered under Section 12(b) of the Exchange Act:

                                  None
              ---------------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK-NO PAR VALUE
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2)had been subject to such filing requirements for the past 90 days.

Yes  [X]         No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended March 31, 2003 were ($351,475).

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003, based on the average of the closing bid and asked prices per share of the Common Stock ($.26) of the Company, as reported on March 31, 2003 was $2,759,305

          Documents incorporated by reference: See exhibit index below.
 ===============================================================================

                                TABLE OF CONTENTS


                                     PART I


                                                                            Page
Item 1.  Description of Business.........................................      1

Item 2.  Description of Properties.......................................     21

Item 3.  Legal  Proceedings .............................................     21

Item 4.  Submission of Matters to a Vote of Security Holders.............     22


                            PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................     22

Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations .....................................................     24

Item 7.  Financial Statements............................................     28

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................     28

                           PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act.............      29

Item 10. Executive Compensation.........................................      29

Item 11. Security Ownership of Certain Beneficial Owners and Management.      30

Item 12. Certain Relationships and Related Transactions ................      31

Item 13. Exhibits, Financial Statements Schedules and Reports on Form
         on Form 8-K.....................................................     31

Item 14.     Disclosure Controls & Procedures...............................  31

Signature Page...........................................................     34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance, or achievements of The Company, or industry results, to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industry in which The Company operates; uncertainties inherent in new business strategies; new product launches and development plans, including the future profitability of such added services and the large capital expenditures involved; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of new services, including the customer acceptance and use rates; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in the nature of key strategic relationships with hotel chains and their franchises, including the renewal of existing agreements on favorable terms; competitor responses to the company's products and services, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Companies expectations with regard thereto, or any other changes in events, conditions, or circumstances on which any such statement is based.

  OVERVIEW

Telecommunication Products, Inc.


Telecommunication Products, Inc. (referred to herein as "Telecommunication Products", the "Company", "Telpro" or "TCPD"), a technological development corporation, was incorporated in Colorado on June 8, 1983. It was administratively dissolved in 1997 and as a part of winding up of its affairs, the directors acting as trustees, entered into a Plan of Merger in 1999 with Telecommunication Products, Inc. a newly formed entity and merged into it. The predecessor business was to act as a developer of data compression technology and video-conferencing software but ventured into other market opportunities. The Company failed in its business efforts prior to 2002.

New Business of the Company

On March 31, 2003, the Registrant entered into an agreement with Coast Communications, Inc. for the acquisition of the assets of privately-held Hotel Movie Networks, Inc., a Nevada Corporation domiciled in Mesa, Arizona. Such assets consist of inventory, contracts and contract rights with certain production studios. To satisfy the full value of the acquisition, the Company paid $75,000 cash consideration, $75,000 is due and owing and the Company issued 2 million shares of the Company's common stock and agreed to issue 1 million shares of Preferred Series A shares at a par value of $1.00 convertible into common stock and to issue Series B Preferred Stock to fulfill the fair market value of the assets acquired.

This Series B Preferred Stock shall be convertible into restricted shares of the Company's common stock commencing two years from the date of issuance at the rate of fifty percent(50%) of the total Preferred Shares issued per annum at an agreed to value of $2.00 per share for the first year and $3.00 per share for the second year subsequent to the Closing Date. Buyer shall have the right to redeem the Series B Preferred Stock at anytime prior to conversion into the Company's common stock upon a mutual agreement by all Parties as to the value of said stock.

The Company will have to authorize the Series A and B shares and has not yet done so.

As a result of the transaction, the former shareholders of HMN will receive 2,000,000 shares of Telpro common stock and $75,000 cash with $75,000 payable and 1,000,000 preferred stock which are due to be issued and will pay 7.5% interest per annum upon completion of audited financials.

Telpro has purchased a complete inventory of guest entertainment systems from of Omega Funding, Inc. consisting of hardware and peripherals for $2 million dollars in cash and common stock. This inventory can supply the necessary hardware for deployment into over 100,000 guest rooms at a savings over the current industry average installation cost per room.

The purchase of assets of Hotel Movie Networks, Inc. ("HMN") if and when closed, will make the Company a supplier of Video On Demand ("VOD") and Satellite Guest Entertainment systems to the mid-market hospitality industry. The purchase includes a customer base of over 8,000 rooms through contract rights and gross revenues of approximately $75,000 per month. These contracts consist mainly of "Free-to-Guest" or "Pay-per-Stay" guest services.

The purchase of the assets of Hotel Movie Networks, Inc. provides affiliation with an established network of professional guest systems installation contractors who are experienced and familiar with the HMN business model.

On March 31, 2003 the Company agreed to purchase Hotel Movie Network, Inc. The transaction has not yet closed. The acquisition will be recorded as a purchase. The Company will pay $150,000 and issue certain securities. The securities will consist of two million shares of the Company's common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,276,809 convertible into an amount of preferred stock which has yet to be determined.

If and when it closes the acquisition transaction will be recorded by the Company as follows:

         Assets purchased from Hotel Movie Network, Inc.:
         Cash                                                   $         5,185
         Accounts receivable                                            104,046
         Inventory                                                    1,276,809
         Property and equipment                                       1,474,757
         Total assets acquired                                        2,860,797

         Liabilities assumed from Hotel Movie Network, Inc.:
         Accounts payable and accruals                                   34,188
         Total liabilities assumed                                       34,188

         Net purchase price                                          $2,826,809


              The following unaudited pro forma summary presents the results of operations for the year ended March 31, 2003 of the Company The transaction has not yet closed as of July 23, 2003 if the asset purchase of HMN had occurred on April 1, 2002.

              Revenues                                                $ 546,377
              Net income (loss)                                       $(957,672)
              Earnings (loss) per share                                   $(.03)

              The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

On January 20, 2003 the Company acquired inventory from Omega Funding, Inc. for $100,000 ($95,000 of which has not been paid and is included in accounts payable) and 1.9 million shares of the Company's common stock.

The Company has 50,000,000 authorized shares of preferred stock with rights and preferences to be designated by the board of directors at the time of issuance. In order to comply with its requirement to acquire Hotel Movie Network, Inc. the board is planning to designate one million shares as Series A Preferred. This series shall be entitled to dividends proportionate to common shares that the preferred shares are convertible into common shares. In the event of liquidation, the preferred shares have a preference over the common shares. In addition Class B Preferred Shares are intended to be designated to satisfy other contractual requirements.

If it occurs, the acquisition of assets of Hotel Movie Network, Inc. will provide revenue-generating operations and an infrastructure and a network of independent contractors throughout the United States to both service new and existing accounts with its products and services.

We intend to bring consumers a quality experience through video on demand and through providing traditional cable, satellite and Internet access to users of Hotel Movie Network Our web site is www.telecomproductsinc.com.

Our corporate offices are located at 9171 Wilshire Boulevard, Suite B, Beverly Hills, California 90210 and our telephone number is 310-281-2571.


The "Company" or "Telpro", intends to be a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. Telpro has entered into a contact for the acquisition of assets of Hotel Movie Network, Inc. with a base of approximately 8,000 installed rooms, which consist of contract rights of Hotel Movie Networks with Pay Per View and Cable/Satellite access, and associated Hardware and Peripherals. The purchase transaction has not yet been closed and completed. If it closes the acquisition of assets of Hotel Movie Network, Telpro will provide in-room video entertainment and information services on several platforms. The Video On Call system allows hotel guests to select, at any time, movies through the television set in their hotel rooms. The PPV S-8 system is a reliable basic Pay Per View system that allow the Company to enter the Mid to Small hospitality market on a cost effective basis.

In addition to movies, Telpro's platforms will provide for in-room viewing of select cable channels (such as HBO, Starz Encore, ESPN, CNN and Disney Channel) and other interactive and information services, which include the capability for high-speed Internet access. Telpro primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. Telpro's services are to be offered predominantly in the smaller franchise hotel categories serving business travelers and other unaffiliated hotels. See "COMPETITION" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Dependence on Significant Customers".

All of the installed rooms of Hotel Movie Network are located in the United States and its territories.

INDUSTRY BACKGROUND

     The provision of in-room entertainment and information services to the lodging industry includes offering pay-per-view motion pictures, archived television content, games, music, internet connectivity, guest programming of select pay cable channels, and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970's and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing When to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Depending on the type of system installed and the size of the hotel, guests can choose up to 50 different movies with an on-demand system. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, video games, and internet service. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, telecommunications companies, laptop connectivity companies and others. See additional discussion in "Competition" below.

OPERATING AND GROWTH STRATEGY

     Telpro's operating and growth strategy is to: (i) increase revenues and create new revenue sources through an expanding range of interactive and information services offered to the lodging industry including Hotel TV-based internet; (ii) increase its installed hotel customer base by obtaining contracts with business and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring, and servicing hotels which are acquired or constructed by existing customers; and
(iii) increase revenues and decrease costs in certain hotels acquired in the Hotel Movie Networks acquisition by installing more current technology offering greater reliability, broader selection, and more viewing flexibility.

PLATFORM

     Manual functions of the equipment and system are limited to changing videocassettes once per month and will be all handled by Telpro's service personnel, who also update the system's movie titles screens. Hotel Movie Network's information system is capable of generating regular reports of guests' entertainment selections, permitting to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie and by providing more copies of the most popular programming titles to the hotels.

     Increased   deployment  of  high-speed,   two-way  digital   communications
capability may enable Telpro to provide more advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

     For example, in a typical hotel with 200 rooms, the central head-end video rack would consist of approximately 30 videocassette recorders containing up to four copies of the most popular movies and a total of up to 15 different titles. The system includes a computerized in-room on-screen menu that offers guests a list of only those movie selections available to the guest at that time. As a result, even though the on-screen menu may not include a list of all titles available in the particular hotel, the list includes all movies currently available to the guest, thus eliminating the possibility of a guest being disappointed when the guest's selection is not available.

     Telpro will undertake a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property, the quality of the cabling and antenna system at the hotel, and the configuration of the system installed, the installation cost of a new, on-demand system with movies, guest services, including the head-end equipment averages from approximately $80 to $120 per room.

     The installation cost of a system with digital content storage is approximately $45 per room higher than the system in the same size hotel. The system can be modified to enable On Call functionality for movies, games, Internet, and guest services at a cost of $280 per room. Video On Call will only be installed in association with videocassette players, rather than digital content storage, in certain markets due to constraints placed on Telpro by most movie studios that provide Telpro with movie content.

     The Video System will be the Company's primary platform. It consists of a microprocessor controlling the television in each room, and a central video rack and system computer located elsewhere in the hotel. Programming signals originate from videocassette players located within the head-end rack and are transmitted to individual rooms by way of video technology. The system computer controls movie starts automatically. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill.

SERVICES

    Pay-Per-View Movie Services

     If it acquires the Hotel Movie Network assets Telpro will provide on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and independent non-rated motion pictures for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose up to 30 different movies with a Video On Call system, or from eight to twelve movies with a scheduled system.

     Telpro will obtain the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, Telpro obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. Telpro attempts to license pictures as close as possible to motion pictures' theatrical release date to benefit from the studios' advertising and promotional efforts. Telpro also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

     Telpro will provide service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, Telpro installs its system into the hotel at Telpro's cost and Telpro retains ownership of all its equipment used in providing the service. Telpro has required the hotels to provide televisions. Telpro's contracts with hotels generally provide that Telpro will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit Telpro to set the movie price. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect movie-viewing charges from their guests and retain a commission equal to a negotiated percentage of the total pay-per-view revenue, which varies in relationship with the size and profitability of the system. Some contracts also require Telpro to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, Telpro generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

The revenue which may be generated from pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace and, over time, based on seasonalfactors and general economic conditions. For instance, occupancy rates and revenues per room typically are higher during the summer months and lower during the winter months due to seasonal travel patterns. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of Telpro is closely related to the performance of the business and Mid sized hotel segments of the lodging industry. Movie price levels are set based on the guest mix profile at each property and overall economic conditions. Currently, movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest.

Guest Programming Services

     Telpro will also market guest-programming services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks, which the hotel provides to guests at no additional cost. Telpro will provide hotels with guest programming services through a variety of arrangements, including having the hotel pay the company a monthly fee per room for each programming channel selected or including the cost or part of the cost of such programming within the Company's overall contractual arrangements with the hotel or hotels. Telpro has a unique contract with each network vendor (approximately 30 vendors, serving 50-60 channels). Payment to network vendors is based on subscriber/room count but also use variables such as the combination of channels received, occupancy, volume, and penetration. The term of the contracts with network vendors average three to five years.

SALES AND MARKETING

     Substantially all revenue will be derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors are expiring or have expired. Telpro believes that opportunities for additional growth in the markets in the United States are more limited than in the past. Telpro has agreed to acquire business assets of Hotel Movie Network under its contract which had not closed at year-end. The Company strategy for new customers will be to target both smaller hotels lower cost hotels as well. Management anticipates that the lower costs and flexibility afforded by the Company's products will make marketing to smaller hotels and some lower cost hotels economically attractive than in the past.

ADVERTISING

     Telpro's proposed platforms will offer a wide range of venues that could be used to generate advertising revenues. These include advertising on guest programming, as well as advertising on the various menu screens that the hotel guest uses to navigate to movies, games, and music or Internet access. Telpro currently receives no revenue from advertising.

     Since the typical guest views many of the Telpro screens, this presents multiple potential customer exposures for a potential advertiser. The ability to tie together menu-screen based advertising and Internet advertising to a national television advertising capability gives Telpro a unique strength in the market. Telpro is also developing systems, which will allow for ad insertion on the cable channels provided to the guest without charge by the hotel.

INSTALLATION AND SERVICE OPERATIONS

     If the purchase of HMN is closed Telpro's installation and servicing will consist primarily of independent installation and service contractors in the United States. contract installation and service personnel will be responsible for all of the hotel rooms served by Telpro including system maintenance and distribution of video and audio content. Installation personnel also will prepare site surveys to determine the type of equipment to be installed at each hotel, install systems and train the hotel staff to operate the systems, and perform quality control tests. Telpro also will use local installation subcontractors supervised by full-time Telpro personnel to install its systems.

     Telpro will maintain a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the systems, enables the technician to identify and resolve a majority of the reported system malfunctions from Telpro's service control center without visiting the hotel property. Should a service visit be required, the modular design of the systems, that permits service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

     The Company typically will negotiate and enter into a separate contract with each hotel for the services provided. However, for some of the large hotel management companies the Company will negotiate and enter into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel.

     Existing contracts generally have a term of five to seven years from the date the system becomes operational. At expiration, Telpro typically seeks to extend the term of the contract on then current market terms.

 RESEARCH AND DEVELOPMENT

     The Company continues to conducts further research and development on our Video on demand technologies. The company estimates it may spend $100,000 to 200,000 on development of the product in the next year.

SUPPLIERS

     In some cases Telpro will contract directly with various electronics firms for the manufacture and assembly of its systems hardware. Historically, these suppliers have been dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages. In such event, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes could be made.

The head-end electronics for the Company's systems will be assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where Telpro-employed and trained technicians install the system, typically assisted by independent contractors.

     Telpro, through its acquisition of assets of Hotel Movie Network, maintain direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks. Telpro believes its relationships with all suppliers are adequate.

COMPETITION

     In the U.S., taking into account the various providers of cable television services, there are numerous providers of in-room video entertainment to the lodging industry, at least three of which provide on-demand pay-per-view, guest programming and guest services by means of the in-room television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

     Pay-per-view, the most profitable component of the services currently offered, competes for a guest's time and entertainment resources with broadcast television, guest programming, and cable television services. In addition, there are a number of competitors that are developing ways to use their existing infrastructure to provide in-room entertainment and/or information services to the lodging industry, including cable companies (including wireless cable) telecommunications companies, internet and high-speed connectivity companies, and direct-to-home and direct broadcast satellite companies. Some of these competitors have been providing guest programming services to hotels and are beginning to provide video-on-demand, Internet and high-speed connectivity to hotels.

     Telpro intends to be a competitive provider of in-room video entertainment services to the United States lodging industry. Domestically, Telpro will compete with smaller providers for the Mid to Small lodging market.

     Technology-wise Telpro is not able to compete with On Command Video and or with LodgeNet. Based on publicly available information, Telpro estimates that, at December 31, 2000, LodgeNet serves approximately 5,000 properties, in which 725,000 rooms are equipped with on-demand service. At December 31, 2000, On Command served approximately 977,000 rooms, of which approximately 929,000 are on-demand rooms. In October 2000, Hilton Corporation announced that it would not be renewing its Master Agreement with On Command and would be signing an agreement with LodgeNet.

     Competition with respect to the provision of in-room video entertainment and information systems centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment and information systems,
(ii) the quality of the vendor's technical support and maintenance services, and
(iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

     Furthermore, while the Company is addressing the likelihood of increased demand for Internet services in the hotel guestroom, Telpro may face additional competition in this area from traditional as well as new competitors. In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential customers already are providing guest programming services to hotels and testing on-demand video. Some of these competitors may be better funded from public capital or private venture capitals markets and have access to additional capital resources that Telpro does not have.

     Telpro believes its competitive advantages will include: (i) low price; and
(ii) system reliability and high quality service. Telpro believes that the acquisition of the HMN assets will provide a customer base which reflects the competitive position of its products and services.

     Telpro may compete with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the service provided.

     Telpro anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment and information both as a revenue source and as a source of competitive advantage because sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, Telpro believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While the Company believes its competitive position could enable Telpro to continue to enter into contractual arrangements that are attractive to hotels, its competitors may attempt to maintain or gain market share at the expense of profitability. Telpro may not always be willing to match incentives provided by its competitors.

     The communications industry is subject to rapid technological change. New technological developments could adversely effect Telpro's operations unless the Company is able to provide equivalent services at competitive prices.

REGULATION


     The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission ("FCC"). However, because the Company's video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the pay-per-view or free-to-guest services provided by the Company to hotel guests.

     Various laws and governmental regulations may affect the internet-based services offered by the Company potentially. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. For example, the Internet Tax Freedom Act expires in 2001, but Congress may extend this moratorium in some form. Other internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the internet, which could in turn cause a decline in the demand for the Company's internet-based services and products or otherwise have an adverse effect on the Company. Moreover, the applicability to commercial online services and the internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose the Company to liability.

     On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services ("ITV") over cable television. The FCC seeks comment on, among other things, an appropriate definition of ITV services, whether access to a high -speed connection is necessary to realize ITV capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The outcome of this proceeding and any rules ultimately adopted by the FCC could affect the ITV services currently offered by the Company and the ITV services which the Company may offer in the future.

     Although the FCC generally does not directly regulate the services provided by the Company, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be adversely affected by future legislation or new regulations.

     Because most music is copyrighted, license agreements are required for the DMN service. Agreements and arrangements with major rights holders and/or organizations permit the distribution of music. However, such licensing has been the subject of industry-wide arbitration and/or litigation for a number of years. Depending upon the outcome of on-going proceedings, the license fees for such distribution may increase.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company owns no patents but uses some patent licenses through components it installs. With the rate of technological development currently being experienced, patent utility and value may diminish before the end of its term. The Company also owns and will own (with the acquisition of HMN) various trade names, trademarks, service marks, and logos to be used in its businesses, which Telpro intends to actively protect.

INTERNATIONAL MARKETS


     In addition to its intended operations in the United States, Telpro may in the future offer its services in Canada, Latin America, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region. However, the Company generally would also incur greater capital expenditures and operating and servicing costs outside the United States.

     The competition to provide pay-per-view services to hotels is greater in international markets than in the United States. Expansion of Telpro's operations into foreign markets involves certain risks that are not associated with further expansion in the United States, including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder Telpro's ability to create any base of hotel rooms in foreign markets.


B.       BUSINESS MODEL

"TELPRO" if it completes its acquisition of Hotel Movie Network assets, it will install and operate comprehensive hotel entertainment systems (movies, interactive guest services) in hotels, resorts and multi dwelling Units (MDU). Cost Efficiency measures and Project Management will enable "TELPRO" to install, sell and provide Pay Per View ("PPV") and Pay Per Stay/Free-To-Guest ("FTG") cable/satellite television programming at a competitive per room cost.

"TELPRO", through its acquisition of Hotel Movie Networks ("HMN") will hold contracts with many of Hollywood's major studios to provide first and second window (hotel/airline and video rental) movies. Products are supported by a network of professional contract deployment and maintenance teams across the United States backed up with remote management facilities.

The "TELPRO" products will be fully integrated with the hotel Property Management ("PMS") and Back Office Billing Systems which manage collection, minimize administration and optimize revenue for both "TELPRO" and their customers. Seamless interfaces with the back office component of Hotel and Property Management operations permit "TELPRO" to debit to the Guest/Resident Account in the Property Management System ("PMS") directly thus ensuring accurate and timely collection for services utilized.

"TELPRO"'s Direct to guest products will include Video-On-Demand, Free to Guest and Digital Satellite Television products and cable connection systems.

Industry Background

The cost of installation versus income of Existing Video On Demand ("VOD") technologies and related development and support costs have kept the leading hospitality entertainment suppliers from serving the small to mid-size hotels and/or addressing the mid-market hospitality industry. We have devised a multi-tiered strategy to increase market share and expand our penetration into the small-to-mid size hotel entertainment market at a lower cost than the competition and higher projected profit margins.

Telpro intends to respond to the challenges of the market with a change of business model which entails a shift of focus from Product to Service. Content Provision already occupied a central position in the video on demand marketplace. The acquisition of an operationing division includes contracts with the major studios and cable content providers in addition to an existing client base into which additional products and services can be marketed, in addition to traditional content.

PRODUCTS UNDER DEVELOPMENT

 VIDEO ON DEMAND ("VOD")

Our video on demand ("VOD") product is under development. It is designed as an Internet-enabled video player, with all the traditional VCR or DVD player functions, but with consistent video quality, regardless of the end user's Internet connection. We have devoted very limited resources to this effort to avoid using operating capital used in revenue generation for research and development. This product could take one year and $100,000 to $200,000 to successfully develop.

Design Features include:

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

o Telpro Product's Copy Control: Each video or film and each player is highly individualized. Playing a rental or purchase is possible only on the player for which the rental or purchase was paid. Before viewing a film or video, the viewer must connect to the Internet to unlock the film. Once the film starts, the viewer can disconnect from the Internet, but if the viewer presses "stop," unlocking via the Internet is again necessary.

This product is not ready for market nor fully developed.

THE MARKETPLACE

The Hospitality industry gets redefined almost daily. According to Smith Travel Research rooms in the domestic U.S. there are approximately 7.3 million available rooms in the USA of which only 15% have digital Guest Entertainment Services provided by the two main domestic industry players.

The remaining 85% of the market represents Mid to Small hotel properties and 3.2 million of total rooms due to the smaller hotel sizes. Telpro can deliver service to these smaller scale establishments at a cost per room level that is both profitable and highly competitive due to a combination of technology and lower hardware and installation costs.

COMPETITION

The hotel guest entertainment industry effectively operates as a dual monopoly and there are two leading competitors servicing 1,600,000 hotel rooms in mid to large size properties out of the estimated 7,300,000 hotel rooms in the domestic U S, high production installation, and operation costs keep these competitors from servicing over 3 million hotel rooms in the small to mid hotel market, we believe with our low deployment and operation costs we can provide services far beyond the capability of these competitors.

D.       FUTURE CAPITAL REQUIREMENTS

We will require significant additional funds to finance our operations. We need $75,000 to pay obligations under the Hotel Movie Net contract as soon as possible, and we need an additional 41,000,000 in operating capital for expansion. The precise amount and timing of our funding needs cannot be determined at this time and will largely depend upon a number of factors, including the market demand for our products and our management of our cash, accounts payable, and other working capital items. There can be no assurance that if we require funding in the future, those funds will be available or on terms satisfactory to us. Any inability to obtain needed funding on satisfactory terms may require us to reduce planned capital expenditures, to scale back our product offerings or other operations or to enter into financing agreements on terms which we would not otherwise accept and could have a material adverse effect on our business, financial condition and results of operations.

E.       EMPLOYEES

We employ 4 full-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within the Company. We intend to implement employee benefit plans and believe our employee relationships are good.

RISK FACTORS RELATING TO OUR PLAN OF OPERATION
----------------------------------------------
OUR BUSINESS IS NEW BECAUSE WE HAVE JUST ACQUIRED IT.

     Our business was organized in 1983 and since that date our activities have primarily involved the development of two business plans and which were unsuccessful. We have had no revenues in the past two fiscal years. We have agreed to acquire the assets of Hotel Movie Network. If we acquire it, it should be viewed as a new start up operation. Our strategy to implement our new business plan may not succeed for a variety of reasons, including lack of capital, competition, lack of market acceptance of our products, and obsolete technology.

WE WILL REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL INFUSIONS TO IMPLEMENT OUR BUSINESS PLAN. (SEE NEED FOR ADDITIONAL FINANCING)

   Since our operating capital has been provided primarily through the sale of common stock and cash advances from our shareholders. We have no significant operating capital. At least $1,000,000 of additional operating capital will be required during fiscal year 2004, assuming that operations are maintained at their current level. We may not be able to obtain the required financing or such financing may not will be available on acceptable terms. Due to historical operating losses, there can be no assurance that our capital requirements will not substantially exceed the current and future capital resources in the near or long term.

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

SIGNIFICANT TECHNOLOGICAL CHANGES IN THE MARKET FOR VIDEO ON DEMAND AND THE HOSPITALITY INDUSTRY GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS OPERATION.

     We anticipate entering the business of providing video and cable services in lodging. Rapid change, uncertainty due to new and emerging technologies and fierce competition are likely to characterize the Internet video and the hospitality entertainment industry, which will means that the business and market position will always be at risk. Our ability to hold or establish a market share may depend upon our ability to satisfy customer requirements, enhance existing products, develop and introduce new products and achieve market acceptance of such products. This process is challenging since the pace of change continues to accelerate. If we do not successfully execute our business plan in a timely and cost-efficient manner, business growth will suffer and revenues will not be generated.

BECAUSE OF COMPETITION IN THE PERSONAL COMPUTER INDUSTRY, WE MAY NOT BE ABLE TO GENERATE ANY SIGNIFICANT PRODUCT SALES, REVENUE GROWTH, OR INCOME.

OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF WE CANNOT ADAPT TO THE RAPID TECHNOLOGICAL CHANGE, EVOLVING BUSINESS PRACTICES AND CHANGING CLIENT REQUIREMENTS.

   The hospitality services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, Our future endeavors, and thus, our future success, will depend, in part, on the ability to continue to adapt and meet these challenges. Among the most important challenges facing us is the need to continue to:

  . effectively identify and use leading technologies;
  . develop technical expertise;
  . influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;
  . recruit and retain qualified project personnel;
  . enhance current services;
  . develop new services that meet changing customer needs; and effectively advertise and market its services.


IF THIRD PARTIES CLAIM THAT WE INFRINGE UPON THEIR INTELLECTUAL PROPERTY, THE ABILITY TO USE SOME TECHNOLOGIES AND PRODUCTS COULD BE LIMITED AND IT MAY INCUR SIGNIFICANT COSTS TO RESOLVE THESE CLAIMS.

   Litigation regarding intellectual property rights is common in the Internet and software industries. We expect third-party infringement claims involving Internet technologies and software products and services to increase. Although management does not anticipate such litigation, if an infringement claim is filed against use, we may be prevented from using some technologies and may incur significant costs to resolve the claim.

OUR PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY MAY BE DIFFICULT TO PROTECT.

     We will rely on a combination of trade secrets and contractual provisions to protect any proprietary rights and products. No assurance can be given that these protections will be adequate or that the competitors will not develop independently technologies that are substantially equivalent or superior. We may experience delays in the introduction and market acceptance of new products due to various factors.

ITEM 2.

DESCRIPTION OF PROPERTY

FACILITIES

Our principal executive office address is 9171 Wilshire Boulevard, Suite B, Garden Level, Beverly Hills, California 90120. We lease our facilities month to month. Our rent expense was $12,000 for the year ended March 31, 2003. The facilities are of adequate size to allow us to grow to approximately eight people, after which time we will need to seek larger space. Our month-to-month agreement will allow us flexibility in moving as we employ more personnel

ITEM 3.  LEGAL PROCEEDINGS

The Company, Robert Russell and the Company's transfer agent are defendants in a lawsuit filed in May, 2003, in the District Court of Denver, State of Colorado. The plaintiff, John M. Brazier, purchased certain accounts receivable and received an assignment of a pledge of share collateral held by Grimshaw & Harring that was allegedly due and owing from the Corporation in the amount of approximately $26,000. If Plaintiff is successful, he would own and control 19,231,092 common shares currently owned by Robert Russell. In addition, the plaintiff seeks compensatory damages in the amount of approximately $350,000. The Company intend to vigorously defend this lawsuit and has brought a third party complaint and will seek appropriate damages from various parties.


In July 2003 the Company was served with a lawsuit from William B. Krushenski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. The Company intends to vigorusly defend this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended March, 2003.

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

                                    LOW        HIGH
                                    ---        ----
2002
----
First Quarter                       .01       .04
Second Quarter                      .01       .04
Third Quarter                       .01      2.00
Fourth Quarter                      .70      2.00

2003
----
First Quarter                       .14       .55
Second Quarter                      .02       .22
Third Quarter                       .23       .50
Fourth Quarter                      .26       .44


As of March 31, 2003, our common stock was held by approximately 828 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company. Their phone number is (303)262-0600.

Equity Compensation Plans

The Company amended the "Telecommunication Products, Inc. Non-Employee Directors and Consultants Retainer Stock Plan" during our fiscal year ended March 31, 2003. The purpose of the plan is to enable Telecommunication Products to promote the interests of the Company and its shareholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of the Company's common stock. In the period ended March

31, 2003, pursuant to agreements for past and future services, we issued 6 individuals a total of 1,950,000 shares of common stock pursuant to this plan.

We also created the Telecommunication Products, Inc. Stock Incentive Plan during the fiscal year ended March 31, 2002. This plan is intended to allow designated directors, officers, employees, and certain non-employees to receive certain options to purchase our common stock, and to receive grants of common stock subject to certain restrictions. The maximum number of shares of common stock that may be issued pursuant to the plan is 1,000,000 shares. The purpose of this Plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain Employees of exceptional ability. We have issued 500,000 options pursuant to this plan.



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

                       Plan category                   (a)                      (b)                       (c)
                 ---------------------------------------------------------------------------------------------------------
                 Equity compensation plans
                 approved by security
                 holders                     --                        --                       --
                ----------------------------------------------------------------------------------------------------------
                 Equity compensation plans
                 not approved by security
                 holders                     4,950,000                 --500,000                3,550,000
                ----------------------------------------------------------------------------------------------------------
                           Total             4,950,000                 --500,000                3,550,000
                ----------------------------------------------------------------------------------------------------------


DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends on common stock in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations. The Preferred Stock when authorized with rights and privileges could require dividends. The Company has not paid any dividends in the past several years.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002.

General and Administrative Expenses: General and Administrative expenses totaled $712,910 for the fiscal year ended March 31, 2003 compared to $505,818 in the previous fiscal year. The large increase in general and administrative expenses was due to the increase in consulting and an increase of operations expenses as we continue to develop on our plan of operations.

Net Loss: The Company incurred a loss of ($351,475), for the fiscal year ended March 31, 2003 as compared to a loss of ($1,032,582) for the fiscal year ended March 31, 2002. During 2003, liabilities of a previous business venture which totaling $385,935 were written off to other income. Basic losses per share totaled $0.01 per share for the fiscal year ended March 31, 2003 as opposed to $0.03 net loss per share for the fiscal year ended March 31, 2002. The increase in loss per share for the fiscal year ended March 31, 2002 was primarily due to additional acquisition and research costs related to our business plan.

The trend of losses is expected to continue at approximately the current rate.

LIQUIDITY AND CAPITAL RESOURCES

We are currently devoting significant efforts to obtaining private financing to fund the continued development of our technology and software. Significant additional cash will be required, and at least $1,000,000 of additional operating capital will be required during fiscal year ending March 31, 2004, assuming that expenses remain at their current levels. It is uncertain whether we will be able to obtain the required financing on acceptable terms. We are devoting substantial Company resources to this process. We currently have inventory and our preferred and common stock to use for capital raising.

In January 2001, we entered into a $12,500 line of credit arrangement with Dennis H. Johnston, an officer and director of our Company of which $9,000 was repaid an amount of $3,500 is outstanding. The line of credit bears interest at 12% and was due on or before July 31, 2002. In addition, the Company borrowed short term monies from several individuals which will be repaid when the Company generates revenues or when an SB-2 Registration Statement for the Company is approved by the Securities and Exchange Commission. The individuals loaning money to the Company and the respective approximate amounts of their loans are as follows: John Brazier, $75,000; Richard Valdes, $25,000; Steve Hubbard, $25,000; Brian Shanklin,$12,500; First Source Communications, $25,000. As of March 31, 2003 all monies owing to third parties were still due and outstanding.

In February, 2003 the company entered into an agreement with CSI Partners to raise capital in the form of a $200,000 loan collateralized with 2,000,000 shares of Restricted Stock. The loan has not yet been completed and is subject to terms and conditions which include completion of certified, audited year end financial reports.

In March, 2003 the company entered into an agreement with Fisher Enterprises to raise capital in the form of a $500,000 bridge loan repayable from an $800,000 SBA Loan Application, collateralized with hard inventory assets. The loan has not yet been completed and is subject to terms and conditions which include completion of certified, audited year end financial reports.

For the fiscal year ended March 31, 2003 our only material cash flow came from the issuance of short term debt instruments, some of which were backed by security instruments issued by the Company. In the coming fiscal year, we expect significant cash flow from business services associated with our Hotel Movie Network subsidiary.

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

We currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2004. These operating costs include general and administrative expenses, and the deployment of our inventory.

Recent Accounting Pronouncements:

The FASB issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

 In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial
Reporting" to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN45 will not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition. Adequate disclosure has been made for all off balance sheet arrangements that it is reasonably possible to consolidate under FIN46.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

ITEM 7.  FINANCIAL STATEMENTS

         FASB Statement No. 13, and Technical  Corrections,"  which is effective


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



        NAME                  AGE         POSITION
        ----                  ---         --------
        Robert C. Russell      35          CEO and Director & Acting CFO
        Igor Loginov           43          Chief Technical Officer, Director
        Dennis H. Johnston     50          Legal Counsel, Secretary, Director

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

Igor Loginov, PhD, is the Chief Technological Officer of TELPRO and is responsible for the design, development, and deployment of TELPRO's technology. Before joining TELPRO, Mr. Loginov was the senior software engineer for Semantica, Ltd, where he lead the development of accounting and business software applications for clients in Germany and Switzerland. With over fifteen years of experience in computer and Internet-related technologies, and a Doctorate degree in physics, obtained from the world renowned and prestigious Belarussian State University. The Company believes Mr. Loginov is well equipped to lead TELPRO's further technology development and deployment.

Dennis H. Johnston, Esq. acts as Legal Counsel, Secretary and a director for the Company. Mr. Johnston is a practicing attorney in California and for more than 25 years has acted as legal counsel to various public companies, assisting in organizing, acquiring, selling, reorganizing and structuring financing for both public and privately held companies. A graduate of UCLA with degrees in both business and economics, and a former partner at the nationally recognized law firms of Manatt, Phelps, Rothenberg, & Tunney, and Wyman, Bautzer, Kuchel & Silbert, Mr. Johnston has handled mergers and acquisitions with a total value in excess of three billion dollars.


SECTION 16(A) REPORTING

       Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, we believes that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2002.

ITEM 10.   EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding our Executive Officers for fiscal years ending March 31, 2002, 2001 and 2000:



                                          SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION

                                                            Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)       sation ($)      awards       (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

Robert C. Russell,      2002    0                0            0             0            0            0             0
President               2001    0                0            0             0            0            0             0
                        2000    0                0            0             0            0            0             0

Dennis H. Johnston      2002    0                0            0             0            0            0             0
Secretary               2001    0                0            0             0            0            0             0
                        2000    0                0            0             0            0            0             0

Igor Loginov            2002    0                0            0             0            0            0             0
Chief Technology        2001    0                0            0             0            0            0             0
Officer                 2000    0                0            0             0            0            0             0




EMPLOYMENT AGREEMENTS

The Company previously entered into formal written employment agreements with Robert Russell, Chief Executive Officer, and Dennis H. Johnston, Legal Counsel and Secretary effective as of January 25, 2002, which provide payments aggregating $125,000 per year. The agreements, have been suspended and are not accuring due to lack of revenues and may be reinstated in the future Recently the company entered into formal written employment agreements with Paul la Barre and Ernest Mc Kay related to Hotel Movie Network but such persons are not officers or directors.

OPTIONS

For our fiscal year ending March 31, 2003, we did not issue options to our executive officers or directors and they did not exercise any options.

COMPENSATION OF DIRECTORS

We do not currently compensate our directors although the Company intends to do so in accordance with industry standards when cash flow resulting so dictates. There are no stock options, stock grants, plans, LTIPS or Stock Appreciation Rights in which any directors, have participated in the past fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2003 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Telecommunication Products, 9171 Wilshire Blvd. Beverly Hills, California 90210.





                                                                     SHARES BENEFICIALLY OWNED(1)
                                                                     -------------------------
Name and Address of Beneficial Owner                                         Number       Percent
------------------------------------------------------------------- -------------- --------------

Robert C. Russell,    President & Chief Executive Officer          common    19,231,092       61.0%

                                                                   Preferred    800,000      100.0%

Dennis H. Johnston,   Secretary, Legal Counsel  Director           common       840,000        2.5%

Igor Loginou          Chief Technology  Officer   Director         common        40,000         .013%

Total shares held by officers and directors as a group (3 people):           20,111,092       64.7%

---------------
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 30,723,805 shares of common stock outstanding on March 31, 2003.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, we entered into a $12,500 loan arrangement with Dennis H. Johnston, an officer and director of the Company. The note bears interest at 12% per annum and was due and payable on or before July 31, 2002. The note was reduced to $3,500 after payment of $9,000 was received by the individual.

In 2002 we issued 800,000 shares of Preferred Stock to Robert Russell President, CEO and Director in conversion of cash advances he had made to the company

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included as part of this Form 10-KSB. Reference to "the Company" in this Exhibit List means Telecommunication Products, Inc., a Colorado corporation.

ITEM 14.  CONTROLS AND PROCEDURES
- ---------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

 EXHIBIT NO.             DESCRIPTION
 -----------             -----------


Number Exhibit Description


1 Agreement between the Registrant and Benchmark securities, Inc., dated January 16, 2003 (including the following exhibits: Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (see below).

 2.1 Asset Purchase Agreement between the Registrant and Omega Funding, Inc., dated January 20, 2003 (incorporated by reference to Exhibit 1 of the Form 8-K filed on January 31, 2003).

2.2 Asset Purchase Agreement between the Registrant and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).

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

4.2 Employee Stock Incentive Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein)

10.1 Employment Agreement dated January 25, 2002, with Robert C. Russell Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002

10.2 Employment Agreement dated January 25, 2002, with Dennis H. Johnston Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002

10.3 Consulting Agreement between the Registrant and Herbert Cannon, dated May 27, 2002

11 Consulting Agreement between the Registrant and Stephen Boylan, dated September 18, 2002 (incorporated by reference to Exhibit

11.1 Consulting Agreement between the Registrant and Benchmark Securities Group, Inc., dated January 16, 2003

11.2 Consulting  Agreement  between the  Registrant  and  CSI Partners Ltd.

10 Acquisition Agreement between the Registrant and Coast Communications, Inc. dated March 31, 2003
"Incorporated by reference to 8-K filed April 18, 2003"

10 Schedule 1 Employment Agreements with Paul La Barre and Ernest McKay; (Incorporated by reference to 8-K filed April 18, 2003)

10   and Schedule 2, Promissory notes
(Incorporated by reference to 8-K filed April 18, 2003)

10   Schedule 3 Security Agreement
(Incorporated by reference to 8-K filed April 18, 2003)

10   Schedule 4 UCC-1
(Incorporated by reference to 8-K filed April 18, 2003)

10  Schedule 5 list of assets.
(Incorporated by reference to 8-K filed April 18, 2003)


REPORTS FILED ON FORM 8-K:

Form 8-K/A filed April 11, 2002

Form 8-K filed July 19, 2002

Form 8-K filed January 31, 2003

Form 8-K filed February 7, 2003

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Telecommunication Products, Inc.



Date:  July 21, 2003                              By:   /S/ Robert C. Russell
                                                         -----------------------
                                                         Robert C. Russell,
                                                         Chief Executive Officer


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE               TITLE                               DATE
---------               -----                               ----



/s/ Robert C. Russell President, Chief Executive Officer    July 21, 2003




/s/ Igor Loginov, Chief Technical Officer                   July 21, 2003

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Robert C. Russell certify that:

1. I have reviewed this annual report on Form 10-KSB of TELECOMMUNICATION PRODUCTS, INC.,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 21, 2003

By: /s/ Robert C Russell
------------------------------------
CEO and Acting CFO

                        Telecommunication Products, Inc.
                              Financial Statements
                                 March 31, 2003

                        Telecommunication Products, Inc.
                              Financial Statements
                                 March 31, 2003

                                    Contents
                                                           Page
Independent Auditor's Report                                F-1

Financial Statements

       Balance Sheet                                        F-2
       Statements of Operations                             F-3
       Statements of Stockholders' Equity                   F-4
       Statements of Cash Flows                             F-5

Notes to Financial Statement                                F-6 to F-15

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Unit 1
Aurora, Colorado    80014

Board of Directors
Telecommunication Products, Inc.
Beverly Hills, California

I have audited the accompanying balance sheet of Telecommunication Products, Inc. as of March 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. This financial statement is the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audits.

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

In my opinion, based on my audits and the report of other auditors, the financial statements referred to above fairly present in all material respects, the financial position of Telecommunication Products, Inc. as of March 31, 2003 the results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Larry O'Donnell, CPA, P.C.
July 8, 2003
                                       F-1




                        Telecommunication Products, Inc.
                                  Balance Sheet
                                 March 31, 2003

                                     Assets
Current Assets
Inventories                                                                            $2,000,000
                                                                                        ---------
 Total current assets                                                                   2,000,000
                                                                                        ---------

Property and equipment
Office furniture and equipment                                                             36,974
Less accumulated depreciation                                                              17,868
                                                                                        ------------

                                                                                           19,106


                                                                                       $2,019,106
                                                                                        =========
                      Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses                                                  $  145,137
Related party loans payable                                                               162,500
Loans payable                                                                              42,000
Bond payable                                                                               75,000
                                                                                        ---------
     Total current liabilities                                                            424,637
                                                                                        ---------

Commitments and contingency

Stockholders' Equity
Preferred stock, $1 par value, 50,000,000 shares
      authorized, 800,000 shares issued and outstanding                                   800,000
Common stock, no par value, 100,000,000 shares
      authorized, 30,723,805 shares issued and
      outstanding                                                                       3,607,244
Accumulated deficit                                                   (2,812,775)
                                                                      ----------
                                                                                        1,594,469

                                                                                       $2,019,106
                                                                                        =========

                        See Notes to Financial Statements
                                       F-2





                        Telecommunication Products, Inc.
                            Statements of Operations
                       Years Ended March 31, 2003 and 2002


                                                                           2003            2002
                                                                           ----            ----

General and administrative expenses                                     $787,910       $  505,818
Research and development                                                  24,500          525,000
Foreign currency translation                                               1,764
                                                                         -------         ---------
     Operating expenses                                                  812,410        1,032,582

Other income - write off of liabilities                                  385,935
                                                                         -------         ---------


     Net Income (Loss)                                                 $(426,475)     $(1,032,582)

Basis and Diluted Earnings (Loss) Per Share                              $(.02)            $(.03)
                                                                           =====         =========

Weighted average shares outstanding                                   27,062,000       23,122,685




                        See Notes to Financial Statements
                                       F-3




                        Telecommunication Products, Inc.
                       Statements of Stockholders' Equity
                       Years Ended March 31, 2003 and 2002

                                            Common Stock               Preferred Stock         Accumulated          Total
                                       Shares          Amount       Shares       Amount          Deficit            -----
                                       ------          ------       ------       ------          -------

Balance, March 31, 2001                  2,000,000        $250,000                                ($1,353,718)      ($1,103,718)

Contribution of capital                                    235,294                                                       235,294

Exchange Interleisure common
stock for Telpro common stock           20,492,800

Issuance of common stock
for services                             3,381,000         749,450                                                       749,450

Net loss for the year                                                                              (1,032,582)       (1,032,582)
                                                                                                    ----------        ---------
Balance, March 31, 2002                 25,873,800       1,234,744                                 (2,386,300)       (1,151,556)

Issuance of common stock
for services                             1,950,000         292,500                                                       292,500

Common stock issued for
inventory                                1,900,000       1,900,000                                                     1,900,000

Conversion of debt                       1,000,000         180,000    800,000       800,000                              980,000

Net loss for the year                                                                                (426,475)         (426,475)
                                                                                                      --------          --------
Balance, March 31, 2003                 30,723,800      $3,607,244    800,000       $800,000      ($2,812,775)       $1,594,469
                                        ==========       =========    =======       ========       ==========         ==========



                        See Notes to Financial Statements
                                       F-4




                        Telecommunication Products, Inc.
                            Statements of Cash Flows
                       Years Ended March 31, 2003 and 2002

                                                                        2003               2002
                                                                        ----               ----
Cash Flows from Operating Activities
     Net income (loss)                                                 $(426,475)     $(1,032,582)
     Adjustments to reconcile net income
        to net cash from operating activities
        Depreciation                                                       6,924            6,924
        Stock issued for services                                        292,500          749,450
        Write off of liabilities                                        (385,935)
         Decrease (increase) in:
          Accounts receivable                                            112,305          (43,486)
          Inventory                                                     (100,000)
          Other assets                                                    60,812          (55,868)
          Increase (decrease) in:
           Accounts payable and
               accrued expenses                                         (110,126)         (13,639)
                                                                       ---------        ---------
        Net cash provided (used) by
           operating activities                                         (549,995)        (389,201)
                                                                       ---------       ----------

 Cash Flows From Investing Activities

        Net cash provided (used) in
            investing activities                                           -----            -----

Cash Flows From Financing Activities
       Increase in bond payable                                           75,000
       Increase in loans payable                                         294,995          154,791
       Proceeds from sale of stock                                       180,000
       Contribution of capital                                                            235,924
       Bank overdraft                                                                      (1,720)
                                                                        --------         --------
       Net cash used by financing activities                             549,995          388,995
                                                                        --------         --------

       Net increase (decrease) in cash                                                       (206)
Cash, beginning                                                                               206
                                                                        --------         --------
Cash, ending                                                           $ --            $   --
                                                                         =======          =======
Schedule of noncash investing and financing transactions

      Common stock issued to inventory                                $1,900,000


                        See Notes to Financial Statements
                                       F-5

                        Telecommunication Products, Inc.
                          Notes to Financial Statements

     1.  Summary of significant accounting policies

         Nature of operations - Telecommunication Products, Inc. (referred to herein as "Telecommunication Products," the "Company" or "Telpro"), a technological development corporation, was incorporated in Colorado on June 8, 1983, The company was established as a developer of data compression technology.

         The pending acquisition of Hotel Movie Networks Inc. in under an agreement dated March,31 2003 provided a revenue-positive operations infrastructure and an extensive network of contractors throughout the United States to both deploy new technology and expand product lines. Operations consist of on going pay-per-view movie rentals from hotel establishments and related services with these hotel establishments. Prior to the acquisition of Hotel Movie Networks Inc. the Company was a development state enterprise.

         Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt with original maturities of ninety days or less, to be cash equivalents.

         Accounts receivable - The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable.

         Fair value of financials instruments - The Company's financial instruments includes accounts receivable, accounts payable, notes payable and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

         Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets generally of five to seven years.
                                       F-6

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

     1.  Summary of significant accounting policies (continued)

         Income taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Income tax expense is payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

         Revenue recognition - The Company's revenues are derived principally from the sale of satellite systems and pay-per-view movies to hotels. Revenue from the sale of satellite systems is recognized after the system has been installed, and there are no longer any material commitments to the customer. The Company recognizes revenue from the pay-per-view movies on the accrual basis. The Company bills its customers for the month that services are performed.

         Stock options - The Company accounts for stock options issued to employees in accordance with APB No.25.

         The Company has elected to adopt the disclosure requirements of SFAS No.123 "Accounting for Stock-based Compensation". This statement requires that the Company provide proforma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

     1.   Summary of significant accounting policies (continued)

         Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the years ended March 31, 2002 and 2001, there were no dilutive securities.

         Recent accounting pronouncements - In April of 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64,Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 1446 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of the SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. Adopting the provision of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

         1.   Summary of significant accounting policies (continued)

         SFAS No. 147 -- In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Company's financial statements.

         SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

         1.   Summary of significant accounting policies (continued)


         SFAS No. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.

         SFAS No. 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No 159 ("SFAS 150"), Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and existing at the beginning of the interim period of adoption. The Company does not expect that the adoption of SFAS 150 will have material effect on the Company's financial statements.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

     2.   Purchase of assets of Hotel Movie Network, Inc.

               On March 31, 2003 the Company agreed to the purchase of Hotel Movie Network, Inc. The transaction has not closed. The acquisition will be recorded as a purchase. The Company will pay $150,000 and issue the securities required by the contract. The securities will be two million shares of common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,276,809 convertible into an amount of preferred stock which has net to be determined (approximately 1,276,809 shares). The transaction will be recorded as follows:


         Assets purchased from Hotel Movie Network, Inc.:
         Cash                                                   $         5,185
         Accounts receivable                                            104,046
         Inventory                                                    1,276,809
         Property and equipment                                       1,474,757
         Total assets acquired                                        2,860,797

         Liabilities assumed from Hotel Movie Network, Inc.:
         Accounts payable and accruals                                   34,188
         Total liabilities assumed                                       34,188

         Net purchase price                                          $2,826,809

              The following unaudited pro forma summary presents the results of operations for the year ended March 31, 2003 of the Company as if the business combination had occurred on April 1, 2002.

             Revenues                                                 $ 546,377
             Net income (loss)                                        $(957,672)
             Earnings (loss) per share                                    $(.03)

              The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

    3.  Inventories

         Inventories consist of finished goods.

         On January 20, 2003 the Company acquired inventory for $100,000 ($95,000 is included in accounts payable) in cash and 1.9 million shares of common stock.

    4.  Note payable

         The Company has a promissory note which bears interest at six percent and is unsecured. The note is due September, 2003. If the note is not paid at maturity, the unpaid balance and accrued interest shall bear interest at twelve percent.

    5. Bond payable

         The Company has a bond payable which bears interest at ten percent and is unsecured. The bond is due July, 2003. The Company has the right to extend the bond for another year under the same terms.


    6. Preferred stock

               The Company has 50,000,000 authorized shares of preferred stock with rights and preferences as designated by the board of directors at the time of issuance. In order to comply with its requirement to acquire Hotel Movie Network, Inc. the board is planning to designate one million shares as Series A. This series shall be entitled to dividends proportionate to common shares that the preferred shares are convertible into common shares. In the event of liquidation, the preferred shares have a preference over the common shares.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

     7. Income taxes

       There is no provision for income taxes since the Company has incurred net operating losses.

       Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:
                                                       2003              2002
                                                       ----              ----
       Federal income tax benefit at
            statutory rate (34%)                  $(120,000)           $322,000)
       State income tax benefit
            net of federal tax effect               (11,000)            (31,000)
       Deferred income tax valuation allowance      131,000             353,000
                                                    -------              -------
                                                  $   --               $    --

       The Company's deferred tax assets are as follows:
           Net operating loss carryforward                   $442,000  $353,000
           Valuation allowance                               (442,000) (353,000)
                                                              --------  --------
                                                             $--       $    --


         At March 31, 2002, the Company has net operating loss carryforwards of $1.3 million which may be available to offset future taxable income through 2022.

     8. Litigation

The Company, Robert Russell and the Company's transfer agent are defendants in a lawsuit filed in May, 2003, in the District Court of Denver, State of Colorado. The plaintiff, John M. Brazier, purchased certain accounts receivable and received an assignment of a pledge of share collateral held by Grimshaw & Harring that was allegedly due and owing from the Corporation in the amount of approximately $26,000. If Plaintiff is successful, he would own and control 18,000,000 common shares currently owned by Robert Russell. In addition, the plaintiff seeks compensatory damages in the amount of approximately $350,000. The Company intend to vigorously defend this suit and has brought a third party complaint and will seek appropriate damages from various parties.


In July 2003 the Company was served with a lawsuit from William B. Krushenski in US District court for Southern District of California. The complaint asks in excess of $75,000 on a note due and $135,000 in other damages.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

     9. Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $2,812,775 at March 31, 2003, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

                        Telecommunication Products, Inc.
                    Notes to Financial Statements (Continued)

10.  Merger with Telecommunication Products, Inc.

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