Form 10QSB
period 2003-06-30
TELECOMMUNICATION PRODUCTS INC
filed 2003-08-14
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       or
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from April 1, 2003 to June 30, 2003
            --------------------------- ----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,273,800 shares of common stock, no par value per share, as of June 30, 2003.

ITEM 1 - FINANCIAL STATEMENTS


  ITEM 1 -- Financial Statements

    Balance Sheets (Unaudited) as of  June 30,  2003.......................... 3

    Statements of Operations (Unaudited) for the Three Months
    Ended  June 30, 2003 and  June 30, 2002....................................4

    Statements of Stockholders' Equity (Unaudited) for the
    Three Months Ended June 31, 2003...........................................5

    Statement of Cash Flows (Unaudited) for the Three Months Ended
     June 30, 2003 and 2002..................................................  6

    Notes to Financial Statements (Unaudited)................................  7


  ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................... 8


PART II -- Other Information

  ITEM 1-   Legal Proceedings.................................................12
  ITEM 2 -- Changes in Securities...........................................  12
  ITEM 3 - Defaults upon Senior Securities....................................12
  ITEM 4 -- Submission of Matters to a Vote of Security Holders...............12
  ITEM 5 - Other Information..................................................12
  ITEM 6 -- Exhibits and Reports on Form 8-K................................. 12

Signatures................................................................ .. 12








                        TELECOMMUNICATION PRODUCTS, INC.
                           BALANCE SHEETS (Unaudited)
                                  June 30, 2003

                                                                                June 30, 2003
                                                                                -------------
ASSETS
------
CURRENT ASSETS
Inventory                                                                         $2,000,000
Payment for Home Movie Network                                                        75,000
Total current assets                                                             $ 2,075,000
                                                                                 -----------

PROPERTY AND EQUIPMENT

Net Equipment                                                                        $17,375
                                                                                     -------

TOTAL ASSETS                                                                      $2,092,375
                                                                                  ==========

LIABILITIES AND STOCKOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                               $106,479
Related party loans payable                                                          253,500
Bond payable                                                                          42,000
                                                                                      75,000
Total current Liabilities                                                         ----------
                                                                                     476,979
                                                                                  ----------
STOCKHOLDERS' DEFICIENCY
Preferred stock non voting $1 par value: 50,000,000  shares
authorized, 800,000 shares issued;                                                 $ 800,000
Common stock no par value: 100,000,000 shares authorized;
33,273,800 shares issued and outstanding                                           3,951,744
Accumulated deficit                                                               (3,136,348)
                                                                                 -----------

Total stockholders' equity                                                        $1,615,396
                                                                                  ----------

TOTAL LIABILITIES AND                                                             $2,092,375
                                                                                  ==========
STOCKHOLDERS' EQIUTY

See notes to financial statements






                        TELECOMMUNICATION PRODUCTS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                 June 30, 2003    June 30, 2002
                                                                                 -------------    -------------
Three Months Ended:

REVENUES                                                                                $     -0    $   -0
Net sales
EXPENSES
Direct costs                                                                            $     -0    $   -0
Research and development                                                                            24,500
Selling, general and
admin                                                                                    312,473    40,731
Interest                                                                                  11,100
                                                                                          ------
Total                                                                                    323,573    65,231
                                                                                         -------    ------
expenses
NET INCOME (LOSS) FROM OPERATIONS                                                       (323,573)  (65,231)

Operating Loss per share                                                                   ($.01)        *
Other income - write off of liabilities                                                            385,938
NEW RECURRING NET INCOME (LOSS)                                                         (323,573) $320,704
                                                                                         ========  =======
Basic and diluted earnings per share (Notes 4 & 5)                                        $(.010)    $.020
                                                                                         ========  =======


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                            33,273,000 16,073,805

* Less than ($.01) per share

See notes to financial statements






                        TELECOMMUNICATION PRODUCTS, INC.
               STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
                   THREE MONTHS ENDING JUNE 3O, 2003 AND 2002



                          Common Stock     Common Stock     Preferred  Stock      Preferred Stock      Accumulated   Total
                          Shares           Amount           Shares                Amount               Deficit       -----
                          ------           ------           ------                ------               -------

BALANCE AT MARCH 31,     30,723,800     $ 3,607,244          800,000             $ 800,000          $(2,812,775)    $1,594,469
2003

Net loss for the period                                                                                (323,573)      (323,573)

Common stock issued       2,050,000         246,000                                                                    246,000
 for services

Common stock issued for     500,000          98,500                                                                     98,500
 cash                     -----------     ------------                                                               ------------

BALANCE AT JUNE 30,      33,273,800      $3,951,744          800,000             $ 800,000          $(3,136,348)     $(571,793)
2003                      ==========     ==========          =======              =========          =============    ==========



 See notes to financial statements






                        TELECOMMUNICATION PRODUCTS, INC.
                      STATEMENT OF CASH FLOWS (Unaudited)
                       THREE MONTHS ENDING JUNE 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
                                         June 30, 2003                           June 30, 2002
                                         -------------                           -------------
THREE MONTHS ENDED:

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                          $ (323,573)                           $ 320,704
Adjustments to reconcile net income to
net cash  provided by operating
activities
Write off of liabilities                                                          (385,935)
Depreciation                                    1,731                                1,731
Stock issued for services                     246,000                               24,500
Increase (decrease) in accrued expenses
and accounts payable                           52,342                               (6,000)
                                           ---------------                       ---------
Total cash used by operating activities       (23,500)                             (45,000)
                                           ------------                          ---------


CASH FROM INVESTING ACTIVITIES

Payment towards acquisition of Home

Movie Networks, Inc.
                                              (75,000)                                ---
                                           ------------
Total cash used by operating activities
                                              (75,000)                                ---
                                           ------------


CASH FROM FINANCING
ACTIVITIES
Issuance of bonds
Loans to the company                                                                55,000
Proceeds of sale of common                                                          20,000
stock                                          98,500                                    -
                                           ----------                            ---------
Total cash provided by
Financing                                      98,500                               75,000
                                           ----------                            ---------
activities
Increase in cash                                  $ 0                              $30,000
                                           -------------

Beginning cash balance                            $ 0                                    0
                                           -------------                          --------
Ending cash balance                               $ 0                             $ 30,000
                                           =============                          ========

Supplemental Schedule of Noncash and Investing Activities
Converted accounts payable to preferred stock                                     $800,000


See notes to financial statements


                        TELECOMMUNICATION PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                       THREE MONTHS ENDING JUNE 30, 2002


1. 1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2003.

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2003, an accumulated deficit of $3,136,348 and a net stockholders' deficiency of $581,711. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations.

3. Purchase of assets of Home Movie Network, Inc.


On March 31, 2003 the Company agreed to purchase assets of Home Movie Network, Inc. The transaction may close during the quarter ended September 30, 2003 if funding can be arranged. The acquisition will be recorded as a purchase if it occurs. The Company agreed to pay $150,000 and issue securities. The securities will be two million shares of common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,276,809 convertible into an amount of preferred stock which has yet to be determined (approximately 1,276,809 shares). The transaction will be recorded as follows:

         Assets purchased from Home Movie Network, Inc.:
         Cash                                                   $     5,185
         Accounts receivable                                        104,046
         Inventory                                                1,276,809
         Property and equipment                                   1,474,757
         Total assets acquired                                    2,860,797

         Liabilities assumed from Home Movie Network, Inc.:
         Accounts payable and accruals                               34,188
         Total liabilities assumed                                   34,188

         Net purchase price                                      $2,826,809

The following unaudited pro forma summary presents the results of operations for the quarter ended June 30, 2003 of the Company as if the business combination had occurred on April 1, 2003.

             Revenues                                               $ 174,212
             Net income (loss)                                      $(447,476)
             Earnings (loss) per share                                 $(.013)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2003 COMPARED TO SAME QUARTER OM 2002

The company had no revenues during the quarter.

The company incurred General and Administrative expenses of $312,473 for the quarter ended June 30, 2003 compared to $40,731 for the quarter ended June 30, 2002. The large increase in general and administrative expenses was due to the increase in consulting fees and an increase of operations expenses as the company continues to develop a plan of operations. The company incurred $11,000 in interest expenxe in the quarter in 2003 compared to none in 2002.

The Company incurred an operating loss of ($323,573), for the quarter ended June 30, 2003 as compared to an operating loss of ($65,231) for the quarter ended June 30, 2002. During 2002, liabilities of a previous business venture which totalled $385,935 were written off and recorded as other income. Operating loss per share totaled ($0.01) per share for the quarter ended June 30, 2003 as opposed to a net operating loss per share of less than ($.01) for the quarter ended June 30, 2002. The increase in loss per share for the quarter ended June 30, 2003 was primarily due to increase in general and administrative expenses due to the increase in consulting fees and an increase of operations expenses as the company continue to develop on its plan of operations.

The company recorded non-recurring other income from written off liabilities in the quarter in 2002 of $385,938.

The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

Liquidity and Capital Resources

For the quarter ended June 30, 2003 the only cash flow came from the issuance of short term debt instruments, some of which were backed by security instruments issued by the Company and sale of common stock.

The company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The company is actively pursuing additional funds through either debt or equity instruments. The company may also pursue a working capital line of credit to be secured by assets. However, such funds may not be available on favorable terms or at all.

The company currently estimates that it will need approximately $1,000,000 to continue operations through the end of the fiscal year 2004. These operating costs include general and administrative expenses, and the deployment of inventory.

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

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS
----------------------------------------------
Management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may prevent it from accomplishing the goal of completing the business asset purchase of Hotel Movie Network There is no assurance, that registrant can complete its business purchase because it needs approximately $300,000 in cash to close and pay accrued bills. The Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management, other stockholders or anyone else. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has limited plans for any research and development on a video product in the next twelve months but no funds to carryout its budget of approximately $100,000. The Company has capital requirements of $150,00 for purchase of assets of Hotel Movie Network which might occur in the next twelve months. The company also owes approximately $375,000 in current liabilities.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business assets acquisition, it may add employees of an unknown number in the next twelve months.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no current business, limited capital, debt in excess of $476,979, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

                           Part II - OTHER INFORMATION

Item 2. Changes in Securities.

        The company issued 2,050,000 shares of common stock in the quarter in 2003 for services valued @ $246,000 and 500,000 shares of common stock for cash of $98,000. the company issued the shares pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Exhibits and Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 12, 2003

TELECOMMUNICATION PRODUCTS, INC.

By: /s/  Robert Russell
   -----------------------------------------
       Robert Russell, President