Form 10QSB/A
period 2003-06-30
TELECOMMUNICATION PRODUCTS INC
filed 2003-08-15
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                  AMENDMENT #1



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

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     The Company is a party to two pending legal proceedings. A complete description of the legal proceedings is contained in the 10K of the Company filed on July 25, 2003. The company is subject to an order entered on July 24, 2003 by the District Court of the City and County of Denver, Denver, Colorado, restraining it from taking certain corporate actions without prior notice to the Plaintiff, John Brazier.



Item 2. Changes in Securities.

        The company issued 2,050,000 shares of common stock in the quarter in 2003 for services valued @ $246,000 and 500,000 shares of common stock for cash of $98,000. the company issued the shares pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933.



Item 3.  Defaults Upon Senior Securities.

        None.



Item 4. Submission of Matters to a Vote of Security Holders.

        None



Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

        B.  Reports on Form 8-K -       8-K filed April 18, 2003
                                        8-K12g3 filed July 7, 2003

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