Form 10QSB
period 2003-09-30
TELECOMMUNICATION PRODUCTS INC
filed 2003-11-14
CIK 725929

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended  September  30,  2003

                                       or

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

  For  the  transition period from    APRIL 1, 2003     to    SEPTEMBER 30, 2003
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

       Registrant's  telephone  number  including  area  code:  (310)  281-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,043,080 shares of common stock, no par value per share, as of September 30, 2003.

PART  I  --  FINANCIAL  INFORMATION

  ITEM  1  --  Financial  Statements

    Balance  Sheets  (Unaudited)  as  of  September  30,  2003  and
    March  31,  2003                                                   3

    Statements  of  Operations  (Unaudited)  for  the  Three  Months
    Ended  September  30,  2003  and  September  30,  2002             3

    Statements  of  Operations  (Unaudited)  for  the  Six  Months
    Ended  September  30,  2003  and  September  30,  2002             3

    Statements  of  Stockholders'  Deficiency  (Unaudited)  for  the
    Six  Months  Ended  September  30,  2003                           4

    Statement  of  Cash  Flows  (Unaudited)  for  the  Six  Months
    Ended September  30,  2003  and  2002                              5

    Notes  to  Financial  Statements  (Unaudited)                      5

  ITEM  2  --  Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations.                   6

  ITEM  3  - Controls and Procedures                                   7

PART  II  --  Other  Information

  ITEM  1  --  Legal  Proceedings                                      7
  ITEM  2  --  Changes  in  Securities                                 7
  ITEM  3  --  Defaults  upon  Senior  Securities                      8
  ITEM  4  --  Submission  of  Matters  to  a  Vote  of  Security
               Holders                                                 8
  ITEM  5  --  Other  Information                                      8
  ITEM  6  --  Exhibits  and  Reports  on  Form  8-K                   8

Signatures                                                             8


ITEM  1  -  FINANCIAL  STATEMENTS




                             TELECOMMUNICATION  PRODUCTS,  INC.
                                BALANCE  SHEETS  (Unaudited)

                                                       September  30,  2003   March  31,  2003
                                                       --------------------   ----------------

                                         ASSETS
                                         ------

CURRENT ASSETS

Cash                                                   $     8,284           $         --
Accounts receivable                                         97,047                     --
Inventories.                                             1,383,160                100,000
                                                       ------------          ------------
Total current assets                                     1,488,491                100,000
                                                       ------------          ------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                         302,357                 19,106
                                                        ------------         ------------

TOTAL ASSETS                                            $1,790,848           $    119,106
                                                       ============          ============

                           LIABILITIES AND STOCKOLDERS' EQUITY
                           -----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                          $  429,352           $   145,137
Related party loans payable                                257,500               162,500
Loan payable                                                42,000                42,000
Bond payable                                                75,000                75,000
                                                        ------------        ------------
Total current Liabilities                                  803,852               424,637
                                                        ------------        ------------
Convertible notes payable                                1,438,678
                                                        ------------        ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                  800,000              800,000
Common stock no par value: 100,000,000 shares
authorized; 46,043,080 shares issued and outstanding     2,651,903            1,707,244
Accumulated deficit                                     (3,893,585)         (2,812,775)
                                                        ------------       ------------
Total stockholders' equity                              $ (441,682)         $ (305,531)
                                                        ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                                    $1,790,848          $  119,106
                                                        ============       ============

See notes to financial statements



                       TELECOMMUNICATION  PRODUCTS,  INC.
                    STATEMENT  OF  OPERATIONS  (Unaudited)


Three Months Ended:                     September 30, 2003    September 30, 2002
-------------------                     ------------------    ------------------

REVENUES                                   $  120,181
                                         -------------
EXPENSES
Cost of sales                                  44,695         $        -0-
Selling, general and administration           831,623              101,666
Interest                                       11,100
                                           -------------       -------------
Total expenses                             $  887,418         $    101,666
                                           -------------       -------------
NET INCOME (LOSS)                          $ (767,237)        $   (101,666)
                                           =============       =============
Basic and diluted earnings per share
Net income (loss)                          $    (.019)        $      (.005)
                                           =============       =============

WEIGHTED-AVERAGE COMMON SHARES              41,136,413          21,227,466
OUTSTANDING
See notes to financial statements

                                       4

                          TELECOMMUNICATION  PRODUCTS,  INC.
                       STATEMENT  OF  OPERATIONS  (Unaudited)


Six Months Ended:                       September 30, 2003    September 30, 2002
-----------------                       ------------------    ------------------

REVENUES                                $     120,181
                                        -------------
EXPENSES
Cost of sales                                  44,695                  $-0-
Research and development                                              24,500
Selling, general and administration         1,144,096                142,397
Interest                                       22,200
                                         -------------          -------------
Total expenses                              1,210,991                166,897
                                         -------------          -------------
INCOME (LOSS) FROM OPERATIONS              (1,090,810)              (166,897)

Operating loss per share                        (.028)                 (.008)
Other income - write off of liabilities                              385,938

NET INCOME (LOSS)                        $ (1,090,810)           $   219,038
                                         =============          =============
Basic and diluted earnings per share
Net income (loss)                        $      (.027)           $      .010
                                         =============          =============

WEIGHTED-AVERAGE COMMON SHARES             39,966,473             21,227,466
OUTSTANDING

See notes to financial statements


                               TELECOMMUNICATION  PRODUCTS,  INC.
                    STATEMENTS  OF  STOCKHOLDERS  DEFICIENCY  (Unaudited)
                        SIX  MONTHS  ENDING  SEPTEMBER  30,  2003
                           ------------------------------------


                          Common         Common         Preferred       Preferred      Accumulated        Total
                          Stock          Stock          Stock           Stock          Deficit
                          Shares         Amount         Shares          Amount
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
MARCH 31, 2003, as
Previously reported      30,723,800     $3,607,244         800,000       $800,000     $(2,812,775)      $1,594,469

Restatement of stock
Issued for inventory                    (1,900,000)                                                     (1,900,000)
                       ------------    ------------    ------------    ------------    ------------    --- --------
BALANCE AT
MARCH 31, 2003, as
Restated                 30,723,800     $1,707,244         800,000       $800,000     $(2,812,775)      $ (305,531)

Net loss for the
period                          --              --              --              --     (1,090,810)      (1,090,810)

Issuance of stock
for Hotel Movie
Network                   2,000,000             --              --              --              --               --

Issuance of stock
for services              8,419,280         748,159              --              --              --        748,159

Issuance of stock
As collateral for
potential debt            2,000,000            2,000             --              --              --          2,000

Issuance of stock
For debt                  2,400,000           96,000             --              --              --         96,000

Issuance of stock
for cash                    500,000           98,500              --              --              --        98,500
                       ------------     ------------    ------------    ------------    ------------     ---------

BALANCE AT
SEPTEMBER 30, 2003       46,043,080       $2,651,903        800,000      $800,000     $(3,893,585)      $(441,682)
                       ============      ============   ===========    ===========    ============      ==========

See notes to financial statements




                     TELECOMMUNICATION  PRODUCTS,  INC.
                 STATEMENT  OF  CASH  FLOWS  (Unaudited)
                SIX  MONTHS  ENDING  SEPTEMBER  30,  2003
                   ------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Six Months Ended:                         September 30, 2003  September 30, 2002
-----------------                         ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                            $(1,090,810)        $ 219,038
Adjustments to reconcile net income to
net cash provided by operating activities

Extinguishments of debt                                           (385,935)
Depreciation                                      27,872             3,462
Stock issued for services                        750,159            60,500
Increase (decrease) in accrued expenses
and accounts payable                             164,229             25,950

Total cash (used) provided by
operating activities                          $ (148,550)         $ (76,985)

CASH FROM INVESTING
ACTIVITIES
Acquisition of Home Movie Network
Net of cash acquired                             (66,716)                --

Total cash (used) provided by
operating activities                          $  (66,716)

CASH FROM FINANCING
ACTIVITIES
Issuance of common stock                          98,500
Loans from shareholders                          125,050
Issuance of bonds                                                 $  75,000
Increase in loans payable                                         $  50,000
                                              ----------          ----------
Total cash provided by
Financing activities                          $  223,550          $ 125,000

Increase in cash                              $    8,284          $  48,015

Beginning cash balance                        $        0                   0
                                              ----------          ----------
Ending cash balance                           $     8,284         $  48,015
                                              ----------          ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Converted accounts payable to preferred stock                     $ 800,000
Issuance of 10,419,280 shares for Compensation $  750,159
Issuance of  2,400,000 shares for debt         $   96,000

See notes to financial statements


                   TELECOMMUNICATION  PRODUCTS,  INC.
             NOTES  TO  FINANCIAL  STATEMENTS  (Unaudited)
             THREE  MONTHS  ENDING  SEPTEMBER  30,  2003
                  --------------------------------------

     1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2003.

2.  Summary  of  Significant  Accounting  Policies

     Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2003, there was an accumulated deficit of $3,931,585 and a net stockholders' deficiency of $79,682. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

Prior to the acquisition of Home Movie Networks, Inc. the Company was a development stage company.

3.  Acquisition  of  Home  Movie  Networks,  Inc.

     On March 31, 2003 the Company agreed to purchase Hotel Movie Network, Inc. The transaction closed during the quarter ended September 30, 2003. The acquisition has been recorded as a purchase. The Company has paid $75,000 and will pay another $75,000. The Company also issued two million shares of common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,276,809 convertible into an amount of preferred stock which has yet to be determined but will be approximately 1,276,809 shares.

4.  Restatement  of  common  stock  issued  for  inventory

     During the quarter ended, the Company revalued inventory which had been purchased with $100,000 and 1.9 million shares of common stock. The value of the common stock originally had been recorded at $1 per share resulting in a value for the inventory of $2,000,000. Management has revalued the inventory to reflect only the cash outlay for the inventory resulting in a value of the inventory of $100,000 and a reduction in common stock of $1,900,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special  Note  Regarding  Forward-Looking  Statements

     This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but are not limited to, our ability to leverage our technology, manage our growth, protect our intellectual property rights, attract new customers and general economic conditions affecting consumer spending, including uncertainties relating to global political conditions, such as terrorism and the conflict with Iraq. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

     The discussion and financial statements contained herein are for the six month periods ended September 30, 2003 and September 30, 2002. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Overview:

Three and six month periods ended September 30, 2003 as compared to the three months and six month periods ended September 20, 2002.

Revenues
--------

We had revenues of $120,000 for the three and six month period ended September 30, 2003 as compared to $0 for the three and six month period ended September 30, 2002. All of our revenue in the current period is from our subsidiary, Hotel Movie Network, Inc.

Cost  of  Sales
-------------

Our cost of sales was $44,695 for the three and six month period ended September 30, 2003, as compared to $0 for the three and six month period ended September
30,  2002.  The increase is due to the acquisition of Hotel Movie Network, Inc.

Selling,  General  and  Administrative  Expenses
--------------------------------------------

Our Selling, General and Administrative expenses were $831,623 and $1,144,096 for the three and six month period ended September 30, 2003 as compared to $101,666 and $142,397 for the three month and six month period ended September 30, 2002, respectively. Selling, General and Administrative Expenses increased in the current period primarily as a result of our purchase of Hotel Movie Network, Inc.

Net  loss
---------

We had a net loss of ($767,237) and ($1,090,810) for the three and nine month periods ended September 30, 2003 as compared to a net loss of ($101,666) and ($166,897) for the three and six month periods ended September 30, 2002.


Liquidity  and  Capital  Resources
----------------------------------

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $429,000 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2004. These operating costs include general and administrative expenses and the deployment of inventory.

We have entered into an Investment Agreement with Dutchess Private Equities Fund L.P., also referred to as an Equity Line of Credit. This agreement provides that, following notice to Dutchess, we may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be either:
(A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or
(B) $10,000. No single put can exceed $1,000,000. We can not access the Equity Line of Credit until the Securities and Exchange Commission declares our registration statement effective. We filed the registration statement on September 23, 2003.

We believe our Investment Agreement with Dutchess will be sufficient to fund operations and capital requirements as presently planned over the next twelve months. We are also pursuing additional funds through either debt or equity instruments. We may also pursue a working capital line of credit to be secured by assets. However, such funds may not be available on favorable terms or at all.

Item  3.  Controls  and  Procedures

Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           Part  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

We are a party to two legal proceedings. A complete description of the legal proceedings is contained in our 10-KSB filed on July 25, 2003. We are subject to an order entered on July 24, 2003 by the District Court of the City and County of Denver, Colorado, restraining us from taking certain corporate actions without prior notice to the Plaintiff, John Brazier.

In July 2003, we were served with a lawsuit from William B. Krushenski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages.

We  believe these claims are without merit and intend to vigorously defend these
lawsuits.   Other  than  the  legal matters disclosed above, we are not aware of any  litigation  or  potential  litigation  affecting  us  or  our  assets.


Item  2.  Changes  in  Securities.

(a)  Not  Applicable.

(b)  Not  Applicable.

(c) We issued 2,129,275 shares of common stock in the quarter ending September 2003 for services valued at $170,342 and 2,400,000 shares of common stock for cash of $96,000. In addition, we issued 4,000,000 shares of common stock at .05 to Multimedia Technologies for the continuation of research and development of our compression technology.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)     Not  Applicable.

Item  3.  Defaults  Upon  Senior  Securities.

        Not  Applicable.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

        Not  Applicable.


Item  5.  Other  Information

        Not  Applicable.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

10.1 Professional Services Contract between Multimedia Technologies,Inc. and the Company dated September 1, 2003.

31.1     Section  302  Certification  of  the  Chief  Executive  Officer.

31.1     Section  302  Certification  of  the  Interim Chief Financial Officer.

32.2 Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

(b)  Reports  on  Form  8-K

We  filed  an  8-K  on  July  7, 2003 containing pro forma financial statements.
We  filed  an  8-K  on  September  9,  2003  containing  financial  statements.
We  filed  an  8-K/A  on  October  9,  2003  containing  financial  statements.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  November  14,  2003

TELECOMMUNICATION  PRODUCTS,  INC.

By:  /s/  Robert  Russell
   -----------------------------------------
       Robert  Russell,  President,  Chief  Executive  Officer
       and  Interim  Chief  Financial  Officer