Form 10QSB/A
period 2003-09-30
TELECOMMUNICATION PRODUCTS INC
filed 2003-12-10
CIK 725929

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                AMENDMENT 1 TO THE
                                   FORM  10-QSB

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

    Statements  of  Operations  (Unaudited)  for  the  Three  Months
    Ended  September  30,  2003  and  September  30,  2002             4

    Statements  of  Operations  (Unaudited)  for  the  Six  Months
    Ended  September  30,  2003  and  September  30,  2002             5

    Statements  of  Stockholders'  Deficiency  (Unaudited)  for  the
    Six  Months  Ended  September  30,  2003                           6

    Statement  of  Cash  Flows  (Unaudited)  for  the  Six  Months
    Ended September  30,  2003  and  2002                              7

    Notes  to  Financial  Statements  (Unaudited)                      8

  ITEM  2  --  Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations.                  10

  ITEM  3  - Controls and Procedures                                  11

PART  II  --  Other  Information

  ITEM  1  --  Legal  Proceedings                                     12
  ITEM  2  --  Changes  in  Securities                                12
  ITEM  3  --  Defaults  upon  Senior  Securities                     12
  ITEM  4  --  Submission  of  Matters  to  a  Vote  of  Security
               Holders                                                12
  ITEM  5  --  Other  Information                                     12
  ITEM  6  --  Exhibits  and  Reports  on  Form  8-K                  13

Signatures                                                            13


ITEM  1  -  FINANCIAL  STATEMENTS



                             TELECOMMUNICATION  PRODUCTS,  INC.
                                BALANCE  SHEETS  (Unaudited)

                                                       September  30,  2003   March  31,  2003
                                                       --------------------   ----------------

                                         ASSETS
                                         ------

CURRENT ASSETS

Cash                                                   $     8,284           $         --
Accounts receivable                                         97,047                     --
Inventories.                                             1,383,160                100,000
                                                       ------------          ------------
Total current assets                                     1,488,491                100,000
                                                       ------------          ------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                         302,357                 19,106
                                                        ------------         ------------

TOTAL ASSETS                                            $1,790,848           $    119,106
                                                       ============          ============

                           LIABILITIES AND STOCKOLDERS' EQUITY
                           -----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                          $  429,352           $   145,137
Related party loans payable                                257,500               162,500
Loan payable                                                42,000                42,000
Bond payable                                                75,000                75,000
                                                        ------------        ------------
Total current Liabilities                                  803,852               424,637
                                                        ------------        ------------
Convertible notes payable                                1,438,678
                                                        ------------        ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                  800,000              800,000
Common stock no par value: 100,000,000 shares
authorized; 46,043,080 shares issued and outstanding     2,651,903            1,707,244
Accumulated deficit                                     (3,903,585)         (2,812,775)
                                                        ------------       ------------
Total stockholders' equity                              $ (451,682)         $ (305,531)
                                                        ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                                    $1,790,848          $  119,106
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
OUTSTANDING

See notes to financial statements


                               TELECOMMUNICATION  PRODUCTS,  INC.
                    STATEMENTS  OF  STOCKHOLDERS  DEFICIENCY  (Unaudited)
                        SIX  MONTHS  ENDING  SEPTEMBER  30,  2003
                           ------------------------------------


                          Common         Common         Preferred       Preferred      Accumulated        Total
                          Stock          Stock          Stock           Stock          Deficit
                          Shares         Amount         Shares          Amount
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
MARCH 31, 2003, as
Previously reported      30,723,800     $3,607,244         800,000       $800,000     $(2,812,775)      $1,594,469

Restatement of stock
Issued for inventory                    (1,900,000)                                                     (1,900,000)
                       ------------    ------------    ------------    ------------    ------------    --- --------
BALANCE AT
MARCH 31, 2003, as
Restated                 30,723,800     $1,707,244         800,000       $800,000     $(2,812,775)      $ (305,531)

Net loss for the
period                          --              --              --              --     (1,090,810)      (1,090,810)

Issuance of stock
for Hotel Movie
Network                   2,000,000             --              --              --              --               --

Issuance of stock
for services              8,419,280         748,159              --              --              --        748,159

Issuance of stock
As collateral for
potential debt            2,000,000            2,000             --              --              --          2,000

Issuance of stock
For debt                  2,400,000           96,000             --              --              --         96,000

Issuance of stock
for cash                    500,000           98,500              --              --              --        98,500
                       ------------     ------------    ------------    ------------    ------------     ---------

BALANCE AT
SEPTEMBER 30, 2003       46,043,080       $2,651,903        800,000      $800,000     $(3,903,585)      $(451,682)
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

Selling,  General  and  Administrative  Expenses
--------------------------------------------

Our Selling, General and Administrative expenses were $831,623 and $1,144,096 for the three and six month period ended September 30, 2003 as compared to $101,666 and $142,397 for the three month and six month period ended September 30, 2002, respectively. Selling, General and Administrative Expenses increased in the current period primarily as a result o our purchase of Hotel Movie Network, Inc.

Net  loss
---------

We had a net loss of ($767,237) and ($1,090,810) for the three and nine month periods ended September 30, 2003 as compared to a net loss of ($101,666) and ($166,897) for the three and six month periods ended September 30, 2002.


Liquidity  and  Capital  Resources
----------------------------------

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $375,000 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2004. These operating costs include general and administrative expenses and the deployment of inventory.

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

        Not  Applicable.


Item  5.  Other  Information

        Not  Applicable.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

10.1 Professional Services Contract between Multimedia Technologies,Inc. filed as Exhibit 10.1 to the Company's Form 10-QSB filed on November 14th, 2003 and incorporated herein by reference.

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

Dated  December 10, 2003

TELECOMMUNICATION  PRODUCTS,  INC.

By:  /s/  Robert  Russell
   -----------------------------------------
       Robert  Russell,  President,  Chief  Executive  Officer
       and  Interim  Chief  Financial  Officer