Form 10QSB
period 2003-12-31
TELECOMMUNICATION PRODUCTS INC
filed 2004-02-23
CIK 725929

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended  December  31,  2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,478,993 shares of common stock, no par value per share, as of December 31, 2003.

PART  I  --  FINANCIAL  INFORMATION

  ITEM  1  -  FINANCIAL  STATEMENTS

    Balance  Sheets  (Unaudited)  as  of  December  31,  2003  and
    March  31,  2003

    Statements of Operations (Unaudited) for the Three Months Ended December 31, 2003 and December 31, 2002

    Statements of Operations (Unaudited) for the Nine Months Ended December 31, 2003 and December 31, 2002

    Statements of Stockholders' Deficiency (Unaudited) for the Nine Months Ended December 31, 2003

    Statement  of  Cash  Flows  (Unaudited)  for  the  Nine  Months  Ended
    December  31,  2003  and  2002

    Notes  to  Financial  Statements  (Unaudited)





                            TELECOMMUNICATION  PRODUCTS,  INC.
                                BALANCE  SHEETS  (Unaudited)

                                               December 30, 2003   March  31,  2003
                                            --------------------   ----------------

                                         ASSETS
                                         ------

CURRENT ASSETS

Cash                                             $     15,793    $            --
Accounts receivable                                    71,344                 --
Inventories.                                        1,382,885            100,000
                                                  ------------      ------------
Total current assets                                1,470,022            100,000
                                                  ------------      ------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                    268,029             19,106
                                                   ------------     ------------

TOTAL ASSETS                                       $1,738,051     $      119,106
                                                   ==========      =============


                               LIABILITIES AND STOCKOLDERS' EQUITY
                           -----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                     $  336,164      $     145,137
Related party loans payable                           277,500            162,500
Loan payable                                           42,000             42,000
Bond payable                                           75,000             75,000
                                                  ------------        ------------
Total current Liabilities                             730,664            424,637
                                                  ------------        ------------
Convertible notes payable                           1,438,678
                                                  ------------        ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock non voting
$1 par value: 50,000,000
shares authorized, 800,000
shares issued;                                        800,000            800,000
Common stock no par value:
100,000,000 shares
authorized;48,528,993 shares
 issued and
outstanding                                         2,751,340          1,707,244
Accumulated deficit                                (3,982,631)        (2,812,775)
                                                   ------------       ------------
Total stockholders' equity                         $ (431,291)        $ (305,531)
                                                   ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                               $1,738,051         $  119,106
                                                   ===========        ============
See notes to financial statements



                       TELECOMMUNICATION  PRODUCTS,  INC.
                    STATEMENT  OF  OPERATIONS  (Unaudited)


Nine Months Ended:       December 31, 2003    December 31, 2002
- -------------------  -----------------------   -------------------------
REVENUES                          $  287,982
                                 -------------
EXPENSES
Cost of sales                        124,412         $        -0-
Research and development                                   24,500
Selling, general and
     administration                1,298,583              387,687
Interest                              34,843
                                -------------        -------------
Total expenses                    $ 1,457,838         $   412,187
                                -------------        -------------
INCOME (LOSS)  FROM OPERTAIONS   $ (1,169,856)       $   (412,187)

Operating loss per share                (.027)              (.021)

Other income - write off of
     Liabilities                                          385,935

NET INCOME (LOSS)                $ (1,169,856)       $    (26,252)
                                 =============       =============
Basic and diluted earnings per share
Net income (loss)                $    (.027)          $   (.001)
                                 =============        ============

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                  42,008,975         19,660,000

See notes to financial statements

Three Months Ended:              December 31, 2003       December 31, 2002
- -------------------          -----------------------   -------------------------
REVENUES                          $  167,801
                                 -------------
EXPENSES
Cost of sales                         79,717               $        -0-
Selling, general and administration  154,487                   245,290
Interest                              12,643
                                -------------              -------------
Total expenses                    $  246,847              $    245,290
                                -------------              -------------
NET INCOME (LOSS)                 $  (79,046)             $   (245,290)
                                 =============             =============
Basic and diluted earnings per share
Net income (loss)                $    (.001)              $    (.012)
                                 =============             =============

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                 42,008,975               19,660,000

See notes to financial statements



                               TELECOMMUNICATION  PRODUCTS,  INC.
                    STATEMENTS  OF  STOCKHOLDERS  DEFICIENCY  (Unaudited)
                        NINE  MONTHS  ENDING  DECEMBER  31,  2003
                           ------------------------------------


                  Common           Common           Preferred       Preferred    Accumulated        Total
                  Stock            Stock            Stock           Stock        Deficit
                  Shares           Amount           Shares          Amount
              ------------       ------------    ------------    ------------  ------------       ------------
BALANCE AT
MARCH 31, 2003,   30,723,800     $1,707,244      800,000      $800,000          $(2,812,775)      $ (305,531)

Net loss for the
period                 --              --             --            --           (1,169,856)      (1,169,856)

Issuance of stock
for Hotel Movie
Network            2,000,000           --             --             --                 --                --

Issuance of stock
for services      10,385,193        826,796           --             --                 --           826,796

Issuance of stock
As collateral for
Potential
 Debt            2,000,000           2,000            --              --                 --            2,000

Issuance of stock
For deb          2,400,000          96,000            --              --                 --           96,000

Issuance of stock
for cash           500,000          98,500            --              --                 --           98,500

Issuance if stock
  To settle
   Litigation      520,000          20,800            --              --                 --           20,800
                 -----------   ------------    ------------     ------------     ------------       ---------

BALANCE AT
December
31, 2003        48,528,993      $2,751,340        800,000           $800,000     (3,982,631)       $(431,291)
               ===========      ==========     ============     ============    ==============    ===========

See notes to financial statements



                     TELECOMMUNICATION  PRODUCTS,  INC.
                 STATEMENT  OF  CASH  FLOWS  (Unaudited)
                NINE  MONTHS  ENDING  December 31,  2003
                   ------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Nine Months Ended:                         December 31, 2003     December 31, 2002
- -----------------                      --------------------   --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                          $(1,169,856)                      $ (26,252)
Adjustments to reconcile net income to
net cash provided by operating activities
Write down of assets                                                            67,544
Extinguishments of debt                                                       (385,935)
Depreciation                                    63,719                           5,193
Stock issued for services                      849,596                          88,500

(Increase) decrease in:
Accounts receivable                             25,703
Inventory                                          275

Increase (decrease) in accrued expenses
and accounts payable                             91,041                         25,950

Total cash (used) provided by
operating activities                         $ (139,522)                     $(225,000)

CASH FROM INVESTING
ACTIVITIES
Acquisition of Home Movie Network
Net of cash acquired                            (66,716)                           --

Purchase of equipment                            (1,519)

Total cash (used) provided by
operating activities                         $  (68,235)

CASH FROM FINANCING
ACTIVITIES
Issuance of common stock                         98,500
Loans from shareholders                         125,050
Issuance of bonds                                                            $ 175,000
Increase in loans payable                        40,000                      $  50,000
Repayment of loans payable                      (40,000)
                                              ----------                    ----------
Total cash provided by
Financing activities                         $  223,550                      $ 225,000

Increase in cash                             $   13,822                      $       0

Beginning cash balance                       $        0                              0
                                              ----------                    ----------
Ending cash balance                          $   13,822                      $       0
                                              ----------                    ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Converted accounts payable to preferred stock                                $ 800,000
 Issuance of 12,905,193 shares for
  Compensation                                                               $ 849,596
Issuance of  2,400,000 shares for debt       $   96,000
Issurance of 2,000,000 shares convertible
     Notes payable for Hotel Home Network    $1,438,678


See notes to financial statements




                   TELECOMMUNICATION  PRODUCTS,  INC.
             NOTES  TO  FINANCIAL  STATEMENTS  (Unaudited)
                        December  31,  2003
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

2.  Summary  of  Significant  Accounting  Policies

     Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2003, there was an accumulated deficit of $3,982,827 and a net stockholders' deficiency of $431,487. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

Prior to the acquisition of Hotel Movie Networks, Inc. the Company was a development stage company.

3.  Acquisition  of  Hotel  Movie  Networks,  Inc.

     On March 31, 2003 the Company agreed to purchase Hotel Movie Network, Inc. The transaction closed during the quarter ended September 30, 2003. The acquisition has been recorded as a purchase. The Company has paid $75,000 and will pay another $75,000. The Company also issued two million shares of common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,438,678 convertible into an amount of preferred stock which has yet to be determined but will be approximately 1,276,809 shares.




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

     The discussion and financial statements contained herein are for the nine month periods ended December 31, 2003 and December 31, 2002. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Overview:

Three and nine month periods ended December 31, 2003 as compared to the three months and nine month periods ended December 31 2002.

Revenues
--------

We had revenues of $167,000 and $287,000, respective, for the three and nine month period ended December 31, 2003 as compared to $0 for the three and nine month period ended December 31, 2002. All of our revenue in the current period is from our subsidiary, Hotel Movie Network, Inc.

Cost  of  Sales
-------------

Our cost of sales was $79,000 and $124,000, respective, for the three and nine month period ended December 31, 2003, as compared to $0 for the three and nine month period ended December 31, 2002. The increase is due to the acquisition of Hotel Movie Network, Inc.

Selling,  General  and  Administrative  Expenses
--------------------------------------------

Our Selling, General and Administrative expenses were $246,000 and $1,457,000, respectively, for the three and nine month period ended December 31, 2003 as compared to $245,000 and $387,000 for the three month and nine month period ended December 31, 2002, respectively. Selling, General and Administrative expenses increased over the comparable period of 2002 due primarily to the purchase of inventory, research and development, the acquisition of Hotel Movie Network and consultant fees relating to market research of our services, which did not occur in 2002.

The rate of future Selling, General & Administrative spending will largely depend on the pace of our growth in the market for digital programming and upon the cost of outside services and professional fees. Additionally, as we continue to market and implement our services, it can be expected that selling expenses will continue to increase due to increased focus on obtaining new customers.


Net  loss
---------

We had a net loss of ($391,715) and ($1,169,856) for the three and nine month periods ended December 31, 2003 as compared to a net loss of ($245,290) and ($26,252) for the three and nine month periods ended December 31, 2002.


Liquidity  and  Capital  Resources
----------------------------------

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $730,000 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2004. These operating costs include general and administrative expenses and the deployment of inventory.

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


                           Part  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

In July 2003, we were served with a lawsuit from William B. Krushenski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. We believe these claims are without merit and intend to vigorously defend this lawsuit.

We settled the lawsuit filed by John M. Brazier against us, our transfer agent and Mr. Russell filed in May 2003 in the District Court of Denver in the state of Colorado. The settlement terms require us to issue Mr. Brazier 770,000 shares of our common stock and warrants to purchase an additional 2 million shares of our common stock at $0.15 per share. Additionally, we will pay Mr. Bazier $177,500 in cash. We have already issued the shares to Mr. Brazier. We are obligated to pay the cash settlement when the Equity Line with Dutchess becomes effective.

Other than the legal matters disclosed above, we are not aware of any litigation or potential litigation affecting us or our assets.

Item  2.  Changes  in  Securities.

(a)  Not  Applicable.

(b)  Not  Applicable.

(c)  During the quarter ended December 2003, we issued:

1,370,000 shares of common stock for services valued at $54,800;
520,000  shares  of  common stock as part settlement in the lawsuit with
     John M Brazier;
595,913 shares of common stock to two employees for salary at $0.04 per share.

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


(d)     Not  Applicable.

Item  3.  Defaults  Upon  Senior  Securities.

        Not  Applicable.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

        Not  Applicable.


Item  5.  Other  Information

     On December 23, 2003, Mr. Dennis Johnson resigned from our Board of Directors. On the same date, by a unanimous vote of the remaining Board members, Marcia Perlstein joined our Board of Directors.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

10.1 Professional Services Contract between Echostar satellite Corporation. and the Company dated November 11, 2003.

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


Dated  February 23,  20034

TELECOMMUNICATION  PRODUCTS,  INC.

By:  /s/  Robert  Russell
   -----------------------------------------
       Robert  Russell,  President,  Chief  Executive  Officer

    /s/  Marcia Perlstein
    ______________________
         Marcia Perlstein, Interim  Chief  Financial  Officer