Form 10KSB
period 2004-03-31
TELECOMMUNICATION PRODUCTS INC
filed 2004-07-19
CIK 725929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE YEAR ENDED MARCH 31, 2004
                         Commission File Number 0-11882

           TELECOMMUNICATION  PRODUCTS,  INC.
                 (Name of Small Business Issuer in its Charter)
                                    COLORADO
                 (State or Other Jurisdiction of Incorporation)
                                   84-0916299
                      (I.R.S. Employer Identification No.)
          1926 Hollywood Boulevard, Suite 208,Hollywood Florida, 33020
                    (Address of principal Executive Offices)

               ISSUER'S TELEPHONE NUMBER ISSUER'S FACSIMILE NUMBER
         Tel  (954)  620-0208                   Fax  (954)620-0209
         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                            COMMON STOCK-NO PAR VALUE
                            -------------------------

                                (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for  the  year  ended  March  31,  2004  were $467,477.

As of March 31, 2004 there were 74,706,704 shares of Common Stock issued and outstanding.

As of March 31, 2004, there were 42,627,554 shares of Common Stock held by non- affiliates. The aggregate market value of the Issuer's common stock held by non-affiliates was $2,131,377 based on the closing price of the Issuer's common stock on March 31, 2004 of $.05.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]





TELECOMMUNICATION  PRODUCTS,  INC  TABLE  OF  CONTENTS

PART  I
PAGE  NO.

ITEM  1     DESCRIPTION  OF  BUSINESS                                        2
ITEM  2     DESCRIPTION  OF  PROPERTY                                        6
ITEM  3     LEGAL  PROCEEDINGS                                               6
ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      7

PART  II
ITEM  5     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS  7
ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                   CONDITION  AND  RESULTS  OF  OPERATION                    7
ITEM  7     FINANCIAL  STATEMENTS                                           13
ITEM  8     CHANGES  IN  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
                   AND  FINANCIAL  DISCLOSURE                               24

PART  III
ITEM  9      DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       24
ITEM  10     EXECUTIVE  COMPENSATION                                        26
ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                     MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS         26
ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             27
ITEM  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K                          30
ITEM  14     CONTROLS  AND  PROCEDURES                                      31







PART  I






ITEM  I  BUSINESS

OVERVIEW

The "Company" or "Telpro", is a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. Telpro has a base of approximately 8,000 installed rooms, which consist of contract rights of Hotel Movie Networks with Pay Per View and Cable/Satellite access, and associated Hardware and Peripherals. The purchase of Hotel Movie Network, enabled Telpro to provide in-room video entertainment and information services on several platforms. The Video On Call system allows hotel guests to select, at any time, movies through the television set in their hotel rooms. The PPV S-8 system is a reliable basic Pay Per View system that allow the Company to enter the Mid to Small hospitality market on a cost effective basis.

In addition to movies, Telpro's platforms will provide for in-room viewing of select cable channels (such as HBO, Starz Encore, ESPN, CNN and the Disney Channel) and other interactive and information services, which include the capability for high-speed Internet access. Telpro primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. Telpro offers services predominantly in the smaller franchise hotel categories serving business travelers and other unaffiliated hotels. See "COMPETITION" below and "Management's Discussion and Analysis of Financial Condition and Results of
Operations  -  Business  Risks  -  Dependence  on  Significant  Customers".
All of the installed rooms of Hotel Movie Network are located in the United States and its territories.

HISTORY

Telecommunication Products, Inc. (referred to herein as "Telecommunication Products", the "Company", "Telpro" or "TCPD"), a technological development corporation, was incorporated in Colorado on June 8, 1983. It was administratively dissolved in 1997 and as a part of winding up of its affairs, the directors acting as trustees, entered into a Plan of Merger in 1999 with Telecommunication Products, Inc. a newly formed entity and merged into it and then purchased Interleisure S.A. a privately held Company Incorporated under the laws of the commonwealth of the Dominican Republic. The predecessor business was to act as a developer of data compression technology and video-conferencing software but ventured into other market opportunities. The Company failed in its business efforts prior to 2002.

On September, 2002, the Registrant entered into an Letter of Intent with Coast Communications, Inc. for the acquisition of the assets of privately-held Hotel Movie Networks, Inc., a Nevada Corporation domiciled in Mesa, Arizona. Such assets consist of inventory, contracts and contract rights with certain production studios.

In January 2003 Telpro purchased a complete inventory of guest entertainment systems from of Omega Funding, Inc. consisting of hardware and peripherals for $100,000 in cash and 1,900,000 shares of common stock. This inventory can supply the necessary hardware for deployment into over 100,000 guest rooms at a savings over the current industry average installation cost per room.

In March 2003 the Company entered into an agreement to purchase the assets of Hotel Movie Networks, Inc. ("HMN") this made the Company a supplier of Video On Demand ("VOD") and Satellite Guest Entertainment systems to the mid-market hospitality industry. The purchase included a customer base of over 8,000 rooms through contract rights and gross revenues of approximately $75,000 per month. These contracts consist mainly of "Free-to-Guest" or "Pay-per-Stay" guest services. To satisfy the full value of the acquisition the Company paid $75,000 cash consideration, $75,000 is due and owing and the Company issued 2 million shares of the Company's common stock and agreed to issue 1 million shares of Preferred Series A shares at a par value of $1.00 convertible into common stock and to issue Series B Preferred Stock to fulfill the fair market value of the assets acquired. The transaction closed on August 1, 2003.

The acquisition of the assets of Hotel Movie Network, Inc. provided revenue-generating operations and an infrastructure and a network of independent contractors throughout the United States to both service new and existing accounts with its products and services.

On November 2003, The Company entered into an agreement with EchoStar and Dish Network which enables the Company to purchase programming at a favorable discount.

..
We intend to bring consumers a quality experience through video on demand and through providing traditional cable, satellite and internet access to users of Hotel Movie Network Our web site is www.tellapro.com
                                           ----------------

INDUSTRY  OVERVIEW

The provision of in-room entertainment and information services to the lodging industry includes offering pay-per-view motion pictures, archived television content, games, music, internet connectivity, guest programming of select pay cable channels, and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970's and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Depending on the type of system installed and the size of the hotel, guests can choose up to 50 different movies with an on-demand system. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, video games, and internet service. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, telecommunications companies, laptop connectivity companies and others. See additional discussion in "Competition" below.
..
OUR  BUSINESS

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

SERVICES
                           Pay-Per-View Movie Services

Telpro provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and independent non-rated motion pictures for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose up to 30 different movies with a Video On Call system, or from eight to twelve movies with a scheduled system.

Telpro obtained a non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, Telpro obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. Telpro attempts to license pictures as close as possible to the motion pictures' theatrical release date to benefit from the studios' advertising and promotional efforts. Telpro also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

Telpro provides service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, Telpro installs its system into the hotel at Telpro's cost and Telpro retains ownership of all its equipment used in providing the service. Telpro has required the hotels to provide televisions. Telpro's contracts with hotels generally provide that Telpro will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit Telpro to set the movie price. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect movie-viewing charges from their guests and retain a commission equal to a negotiated percentage of the total pay-per-view revenue, which varies in relationship with the size and profitability of the system. Some contracts also require Telpro to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, Telpro generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

The revenue which is generated from pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace and, over time, based on seasonal factors and general economic conditions. For instance, occupancy rates and revenues per room typically are higher during the summer months and lower during the winter months due to seasonal travel patterns. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of Telpro is closely related to the performance of the business and Mid sized hotel segments of the lodging industry. Movie price levels are set based on the guest mix profile at each property and overall economic conditions. Currently, movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest.

Guest  Programming  Services

Telpro also markets guest-programming services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks, which the hotel provides to guests at no additional cost. Telpro provides hotels with guest programming services through a variety of arrangements, including having the hotel pay the company a monthly fee per room for each programming channel selected or including the cost or part of the cost of such programming within the Company's overall contractual arrangements with the hotel or hotels. Telpro has a unique contract with each network vendor (approximately 30 vendors, serving 50-60 channels). Payment to network vendors is based on subscriber/room count but also use variables such as the combination of channels received, occupancy, volume, and penetration. The term of the contracts with network vendors average three to five years.

SUPPLIERS

In some cases Telpro contracts directly with various electronics firms for the manufacture and assembly of its systems hardware. Historically, these suppliers have been dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages. In such event, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes could be made.

The head-end electronics for the Company's systems is assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where Telpro- employees trained technicians to install the system, typically assisted by independent contractors.

Telpro, through its acquisition of Hotel Movie Network, maintains direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks. Telpro believes its relationships with all suppliers are adequate.

SALES  AND  MARKETING

Substantially all revenue is derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors are expiring or have expired. Telpro believes that opportunities for additional growth in the markets in the United States are more limited than in the past. The Company strategy for new customers is target both smaller hotels lower cost hotels as well. Management anticipates that the lower costs and flexibility afforded by the Company's products will make marketing to smaller hotels and some lower cost hotels economically attractive than in the past.

CUSTOMERS

The Company typically negotiate and enter into a separate contract with each hotel for the services provided. However, for some of the large hotel management companies the Company will negotiate and enter into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel.

Existing contracts generally have a term of five to seven years from the date the system becomes operational. At expiration, Telpro typically seeks to extend the term of the contract on then current market terms.

COMPETITION

In the U.S., taking into account the various providers of cable television services, there are numerous providers of in-room video entertainment to the lodging industry, and at least two of our competitors, LodgeNet Entertainment Corporation, and Inn Room Video, Inc., provide on-demand pay-per-view, guest programming and guest services by means of in-room television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

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

Telpro is a competitive provider of in-room video entertainment services to the United States lodging industry. Domestically, Telpro competes with smaller providers for the Mid to Small lodging market.

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

Telpro  believes  its  competitive  advantages  include:  (i)  low  price;  and
(ii)  system  reliability  and  high  quality  service.

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

PRODUCTS  AND  PROJECTS  UNDER  DEVELOPMENT

Telpro will be supplying a Point to Point Wireless Local Loop internet connectivity thorough a WAP (Wireless Access Point) technology which will connect the Hotel and MDU Properties to a new in room system for Lap Top & Computer users and will launch a new set top box and handheld remote control for the Televisions. These products will enable guests a large variety of in room Digital Services from making airline reservations, ordering pizza, transportation services along with delivery of Hollywood movies, Sports & Live Events, and distinct genres of Pay Per View content.



ITEM  2.

DESCRIPTION  OF  PROPERTY

Our principal executive office address was 9171 Wilshire Boulevard, Suite B, Garden Level, Beverly Hills, California 90120. We lease our facilities month to month. Our rent expense was $12,000 for the year ended March 31, 2004. In April 2004 we relocated to Our principal office to 1926 Hollywood Boulevard, Suite 208, Hollywood Florida, 33020 The facilities are of adequate size to allow us to grow to approximately 4 people, after which time we will need to seek larger space. Our month-to-month agreement will allow us flexibility in moving as we employ more personnel.

We took over a lease through the acquisition of Hotel Movie Network. The facilities are located at 1030 S. Mesa Drive, Mesa, Arizona 85210. These premises have 30,000 square feet of storage and 5,000 square feet of offices and work shops. We believe these facilities are adequate in size to handle all operations the United States and the Caribbean for the foreseeable future.


ITEM  3.  LEGAL  PROCEEDINGS

We settled the lawsuit filed by John M. Brazier against us, our transfer agent and Mr. Russell filed in May 2003 in the District Court of Denver in the state of Colorado. The settlement terms require us to issue Mr. Brazier 770,000 shares of our common stock and warrants to purchase an additional 2 million shares of our common stock at $0.15 per share. Additionally, we will pay Mr. Brazier $177,500 in cash. We have already issued the shares to Mr. Brazier. We are obligated to pay the cash from the Equity Line we have in place.


In July 2003, we were served with a lawsuit from William B. Krusheski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. In April 2004 the Company entered into a settlement agreement with incremental cash payments totaling $100,000 payable over the course of 4 months beginning May 15, 2004.

In March 2004 Mr. Dennis H. Johnston a former Director and General Counsel filed a lawsuit in the state of CaliforniaWe believe the law suit filed by Mr. Johnston is frivolous and we have to date responded with a motion to strike and a motion for demurrer.


Other than the legal matters disclosed above, we are not aware of any litigation or potential litigation affecting us or our assets.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the year ended March, 2004.


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

                                    LOW        HIGH
                                    ---        ----
2003
----
First Quarter                       .14       .55
Second Quarter                      .02       .22
Third Quarter                       .23       .50
Fourth Quarter                      .26       .44

2004
----
First Quarter                       .15       .21
Second Quarter                      .04       .16
Third Quarter                       .04       .13
Fourth Quarter                      .04       .12

As  of  March  31,  2004,  our  common  stock  was  held  by  approximately  326 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Manhattan Transfer Registrar Company. Their phone number is (631) 585 7341

DIVIDEND  POLICY

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

(a) During the first and second quarter of the fiscal year the Registrant received monies from an individual totaling $120,000 the Registrant agreed to convert the Note to equity and issued 4,000,000 shares of common stock.

(b) In April 2003 the Registrant issued 2,000,000 shares of common stock for the Acquisition of Hotel Movie Network.

(c) In September 2003 the Registrant sold 2,400,000 shares of its common stock at $.04 a share for a total of $96,000.

(d) In November 2003 the Registrant received a loan from an investor in the amount of $40,000 in February the Company agreed to convert the Note to equity and issued 2,000,000 shares of common stock.

(e) In December 2003 the Registrant issued 770,000 shares of common stock for litigation settlement Brazier v Telecommunication Products, Inc./ Russell.

(f) In March 2004 the Registrant Issued 8,300,000 shares of common stock for past consideration.

(g)During the fiscal year the Registrant issued 8,812,087 shares of common stock for executive compensation.

(h) During the fiscal year the Registrant issued 1,081,094 shares of common stock for employees' salary.

(i) During the fiscal year the Registrant issued options exercised from stock equity plan totaling 1,000,000 shares of common stock

(j) During the fiscal year the Registrant issued 11,962,188 shares of common stock for services rendered to 7 consultants.

In addition there are warrants issued but not exercised 4,400,000 at 0.4cents and 4,400,000 at 0.8 cents 2,000,000 at 0.15 cents.


Equity  Compensation  Plans

The Company amended the "Telecommunication Products, Inc. Non-Employee Directors and Consultants Retainer Stock Plan" during our fiscal year ended March 31, 2003. The purpose of the plan is to enable Telecommunication Products to promote the interests of the Company and its shareholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of the Company's common stock. In the period ended March 31, 2004, pursuant to agreements for past and future services, we issued 4 individuals a total of 3,000,000 shares of common stock pursuant to this plan.

We also created the Telecommunication Products, Inc. Stock Incentive Plan during the fiscal year ended March 31, 2002. This plan is intended to allow designated directors, officers, employees, and certain non-employees to receive certain options to purchase our common stock, and to receive grants of common stock subject to certain restrictions. The maximum number of shares of common stock that may be issued pursuant to the plan is 1,000,000 shares. The purpose of this Plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain Employees of exceptional ability. We have issued 1,000,000 options pursuant to this plan.

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

       Plan category                   (a)                      (b)                       (c)
 ---------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by security
 holders                     --                        --                       --
----------------------------------------------------------------------------------------------------------
 Equity compensation plans
 not approved by security
 holders                     7,950,000                 1,000,000                    50,000
----------------------------------------------------------------------------------------------------------
           Total             7,950,000                 1,000,000                50,000
----------------------------------------------------------------------------------------------------------


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
You should read this section together with our consolidated financial statements
                                                      ----
and  related  notes  thereto  included  elsewhere  in  this  report.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our "Risk Factor" section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our
                                  ----
future  results,  levels  of  activity, performance or achievements may not meet these  expectations.  We  do  not  intend  to  update any of the forward-looking
                                                 ----
statements after the date of this document to conform these statements to actual
                     ----
results  or  to  changes  in  our  expectations,  except  as  required  by  law.

CRITICAL  ACCOUNTING  POLICIES

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


GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended March 31, 2004, reflect a net loss of $(2,221,318). Although these conditions raised substantial doubt about our ability to continue as a going concern we Have access the Equity Line of Credit provided by Dutchess Private Equities Fund. We believe proceeds from this offering should enable us to profitability.


TWELVE MONTH PERIOD ENDED MARCH 31, 2004 AS COMPARED TO TWELVE MONTH PERIODS ENDED MARCH 31, 2003

NET  REVENUES
-------------
Net revenues for the year ended March 31, 2004 were $467,477 compared to none for the year ended March 31, 2003 . Our revenues are higher than the same period a year ago due to the acquisition of Hotel Movie Network.

COST  OF  REVENUES
------------------
Cost of revenues for the year ended March 31, 2004 were $222,183 compared to none for the year ended March 31, 2003. Our Cost of Revenue increased due to the acquisition of Hotel Movie Network.

OPERATING  EXPENSES
------------------
Operating Expenses for the year ended March 31, 2004 were $2,688,796 compared to $812,410 for the year ended March 31, 2003 due to the issuance of shares of common stock recorded as $1,177,000 for consulting fees and $632,000. for the issuance of common stock and executive compensation recorded as an expense.

OTHER  INCOME
----------------------
Other Income for the year ended March 31, 2004 were none compared to $385,935 for the year ended March 31, 2003. The decrease on Other Income is due to write off of liabilities of prior operating activities in 2003 with no such write off in 2004.

NET  LOSS
---------
Net Loss for the year ended March 31, 2004 was ($2,221,318) compared to ($426,475) for the year ended March 31, 2003 due to increased operating expenses for the year ended March 31, 2004 compared to the year ended March 31, 2003.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------
Our basic and diluted loss for the year ended March 31, 2004 was ($.048) compared to ($015.) for the year ended March 31, 2003 due to an increase of our Net Loss.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of March 31, 2004, our Current Assets were $1,432,863 and Current Liabilities were $822,550 Cash and cash equivalents were $1,093. Our Stockholder's Deficit at March 31, 2004 was ($595,643). We had a net usage of cash due to operating activities in March 31, 2004 and 2003 of ($272,851) and ($549,995) respectively. We had net cash provided by financing activities of $342,719 and $549,995 for the twelve month period ended March 31, 2004 and 2003, respectively.

We received the following cash loans from unrelated parties all of which were converted to equity:

$120,000.00     June,  2003
$  96,000.00     August,  2003
$  40,000.00     November,  2003

We received a loan of $20,000.00 from Dutchess Private Equity Fund, L.P. with a face value of $25,000.00 which was repaid.

Our  obligations  include:

A  Promissory  note $1,000,000  payable  based  on  the  purchase  agreement  of
our   subsidiary;  Hotel  Movie  Network  which  pays  7.5%  per  annum.

We settled the lawsuit filed by John M. Brazier against us, our transfer agent and Mr. Russell filed in May 2003 in the District Court of Denver in the state of Colorado. We are obligated to pay $177,500.

We defaulted on a note dated January, 2003 in the name of Mr. William Krusheski but payment was subject to the approval of an SB2 registration. We are in the process of making payments with funding from a financing institution. The amount outstanding on March 31, 2004, amounted to $100,000

We are obligated to repay Mr. Richard Valdez' initial investment in the Company of $25,000.00 plus $12,500.00 interest. For a total of $37,500.00

We are obligated to repay Mr. Brian Shanklin's investment in the company of $17,500.00


Investment  Agreement

We have entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. also referred to as an Equity Line of Credit. This agreement provides that, following notice to Dutchess, we may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the 5 day period following that notice. The number of shares that will be permitted to put pursuant to the Investment Agreement will be either:

(A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or
(B)  $10,000.  No  single  put  can  exceed  $1,000,000.

We believe our Investment Agreement with Dutchess will be sufficient to fund operations and capital requirements as presently planned over the next 12 months. We are also pursuing additional funds through either debt or equity instruments. We may also pursue a working capital line of credit to be secured by assets. However, such funds may not be available on favorable terms or at all.

As  of  March  31,  2004 the Company has put 2,711,559 shares totaling $141,069.


                                  RISK  FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this prospectus and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

RISKS  ABOUT  OUR  BUSINESS

OUR  INDEPENDENT  ACCOUNTANTS  HAVE  ISSUED  A  GOING  CONCERN  OPINION.

Our audited financial statements for the fiscal year ended March 31, 2004, reflect a net loss of ($2,221,318). These conditions raised substantial doubt about our ability to continue as a going concern. if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan.

WE HAVE SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR ABILITY TO MAINTAIN OR GROW OUR OPERATIONS.

We currently have $822,550 in current liabilities. As a result of our level of debt and the terms of our debt instruments:

-    our  vulnerability  to  adverse  general economic conditions is heightened;
- we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;
- we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;
- our flexibility in planning for, or reacting to, changes in its business and industry will be limited; and
- our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will partly depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We may not be able to affect any of these remedies on satisfactory terms, or at all.

OUR OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR STOCK PRICE.

Our quarterly results of operations have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, our results of operations could be adversely affected. Additionally, we are unable to forecast our future revenues with certainty because our business plan contemplates the acquisition of new enterprises. Many factors can cause our financial results to fluctuate, some of which are outside of our control. Quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. In addition, during certain future periods our operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline.

WE NEED ADDITIONAL CAPITAL TO GROW OUR BUSINESS AND WE MAY NOT BE ABLE TO FIND SUCH CAPITAL ON ACCEPTABLE TERMS.

Our business plan contemplates the acquisition of new enterprises and the proceeds from our existing financing arrangements may not be sufficient to fully implement our business plan. Additionally, we may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Accordingly, we may require additional funds to enable us to operate profitably. Such financing may not be available on terms acceptable to us. We currently have no bank borrowings or credit facilities, and we may not be able to arrange any such debt financing. Additionally, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to grow our business.

OUR BUSINESS STRATEGY INCLUDES IDENTIFYING NEW BUSINESSES TO ACQUIRE, AND IF WE CAN NOT INTEGRATE ACQUISITIONS INTO OUR COMPANY SUCCESSFULLY, WE MAY NOT BECOME PROFITABLE.

Our success partially depends upon our ability to identify and acquire undervalued businesses. Although we believe that there are companies available for potential acquisition that are undervalued and might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable.

WE DEPEND ON OUR KEY PERSONNEL AND IF THOSE PERSONNEL LEAVE THE COMPANY, OUR BUSINESS MAY BE HARMED.

At this time, we are almost totally dependent upon our directors and officers of Telecommunication Products Inc. our only business asset that is producing significant revenues. While we have an employment agreement with Mr. Russell, it does not obligate him to remain as our Chief Executive Officer. We do not maintain insurance on the lives of our officers, directors or key employees. The loss of their services would have a material adverse effect on our business. We elect our directors each year and while we expect to reelect our directors currently on the Board, our directors are not obligated to continue in their positions.

SOME OF OUR POTENTIAL FUTURE GROWTH DEPENDS ON INCREASING CUSTOMER ACCEPTANCE OF THE METHOD IN THE DELIVERY OF PROGRAMMING, AND TO THE EXTENT THAT SUCH ACCEPTANCE FAILS TO INCREASE, WE MAY NOT GROW OUR BUSINESS.

While the majority of our revenues are currently derived from the delivery of programming and Pay Per View services, we believe that the introduction of new technology and digital delivery will attract new potential customers. We have begun to enter the Pay Per View marketplace and believe this Industry could lead to future growth for our company. The Pay Per View industry has historically experienced a dramatic rate of growth both in the United States and internationally. If the rate demand should slow down we may not be able to expand our business.

OUR INDUSTRY HAS RAPIDLY CHANGING TECHNOLOGY AND, IF WE DO NOT STAY CURRENT, WE MAY LOSE CUSTOMERS AND OUR BUSINESS WILL BE HARMED.

The Pay Per View industry and related technology business involve a broad range of rapidly changing technologies. Our technologies may not remain competitive over time, and others may develop technologies that are superior to ours which may render our products non-competitive. Our business may depend on trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. Our confidentiality agreements on which we rely may not provide meaningful protection of any trade secrets on which we may depend for success, or provide adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.





ITEM  7.  FINANCIAL  STATEMENTS

                        Telecommunication Products, Inc.
                              Financial Statements
                                 March 31, 2004

        Contents

Page
Independent  Auditor's  Report                             F-1

Financial  Statements

       Balance  Sheets                                     F-2
       Statements  of  Operations                          F-3
       Statements  of  Stockholders'  Equity               F-4
       Statements  of  Cash  Flows                         F-5

Notes  to  Financial  Statement                         F-6 to F-10

Larry  O'Donnell,  CPA,  P.C.  Telephone  (303)  745-4545
2228  South  Fraser  Street
Unit  1
Aurora,  Colorado  80014

Board  of  Directors
Telecommunication  Products,  Inc.
Beverly  Hills,  California

I have audited the accompanying balance sheet of Telecommunication Products, Inc. as of March 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the two years then ended This financial statement is the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audits.

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

In my opinion, based on my audits and the report of other auditors, the financial statements referred to above fairly present in all material respects, the financial position of Telecommunication Products, Inc as of March 31, 2004 the results of its operations and cash flows for the two years then ended and in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 11 to the financial statements, the value off common stock issued for inventory was overstated resulting in overstatement of previously reported inventories as of March 31, 2003, which were restated during the current year.

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



/s/  Larry  O'Donnell,  CPA,  P.C.
-----------------------------
Larry  O'Donnell,  CPA,  P.C.
July  1,  2004
                  F-1


                         Telecommunication Products, Inc.
                                   Balance Sheets

                                   March 31,       March 31,
                                     2004             2003
                                  -----------     ----------

                                  Assets
Current Assets
Cash                                $  1,093
Accounts receivable                   60,404
Inventories                        1,371,366        $100,000
                                   -----------      --------
 Total current assets              1,432,863         100,000
                                   -----------      --------
Property and equipment
Hotel equipment                      622,805
Office furniture and equipment       448,698          36,974
Leasehold improvements                28,300
                                   -----------      --------
                                   1,099,803          36,974
Less accumulated depreciation        867,080          17,868
                                   -----------      --------
                                     232,723         19,106
                                   -----------      --------
                                  $1,665,586        $119,106
                                  ==========       =========

                   Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued
 expenses                           $532,550        $145,137
Related party loans payable          215,000         162,500
Loans payable                                         42,000
Bond payable                          75,000          75,000
                                   -----------      --------
     Total current liabilities       822,550         424,637
                                   -----------      --------
Convertible notes payable          1,438,678
                                   -----------      --------
Commitments and contingency
Stockholders' Equity
Preferred stock, no par value,
      50,000,000 shares
      authorized, 800,000 shares
      issued and outstanding         800,000         800,000
Common stock, no par value,
      100,000,000 shares
      authorized, 74,706,704 and
      30,723,805 respectively shares
      issued and outstanding       3,638,451       1,707,244
Accumulated deficit               (5,034,093)     (2,812,775)
                                   -----------    ----------
                                    (595,642)       (305,531)
                                   -----------    ----------
                                   $1,665,586        $119,106
                                   ==========       =========
                      See Notes to Financial Statements
                          F-2

                         Telecommunication Products, Inc.
                              Statements of Operations

                                                                   Year ended March  31,
                                                                   ---------------------
                                                                   2004            2003

Revenues                                                       $  467,477
                                                                ----------
Expenses
Cost of sales                                                     222,183
General and
Administrative
Expenses                                                        2,385,648       $ 787,910
Research and
Development                                                                        24,500

Interest                                                           80,965
                                                               ----------       ---------

 Operating
 Expenses                                                       2,688,796         812,410

 Other income -
 Writeoff of
 Liabilities                                                                      385,935
                                                               ----------     -----------

Net Income
  (Loss)                                                       $(2,221,319)    $ (426,475)
                                                               ============    ==========

Basis and Diluted
   Earnings
   (Loss)
   Per Share
                                                                   $(.048)        $(.015)
                                                                   =======         ======
Weighted
average
shares
out-
standing                                                         46,485,000    27,062,000

See Notes to Financial Statements

                                     F-3



                                              Telecommunication Products, Inc.
                                             Statement of Stockholders' Equity
                                             Years Ended March 31, 2004 and 2003
                        Common Stock          Preferred Stock   Accumulated       Total
                          Shares       Amount   Shares    Amount    Deficit

Balance, March 31, 2002  25,873,800  $1,234,744                  $(2,386,300)    $(1,151,556)

Issuance of common stock
 for services at $.15 per
sharebased on value of services
 performed . . . . . .    1,950,000    292,500                                       292,500

Common stock issued for
 inventory at no value  per
 share . . . . . . ..   .  1,900,000

Conversion of debt . . .   1,000,000    180,000 800,000   800,000                     980,000

Net loss for the year. . . .                                        (426,475)        (426,475)

Balance, March 31, 2003. .30,723,800 $1,707,244  800,000 $800,000 $(2,812,775)       $305,531

Issuance of common stock
  for Hotel Movie Network  2,000,000

Issuance of common stock
 for services based on value
 of services performed . .21,855,369  1,384,738                                      1,384,738

Issuance of common stock
  As collateral for debt . 2,000,000

Common stock issued for
cash . . . . . . . . . . . 3,711,559    259,669                                        259,669

Issuance of common stock for
 debt .                    8,400,000    256,000                                        256,000

Issuance of common stock for
 past considerations       8,300,000

Issance of common stock for
Litigation settlement        770,000     30,800                                        30,800

Common stock returned     (3,054,029)

Net loss for the period. .                                          (2,221,319)     (2,221,319)

Balance, March 31, 2004.  74,706,704  $3,638,451  800,000 $800,000 $(5,034,093)      $(595,642)

See Notes to Financial Statements

F-4

                                       Telecommunication Products, Inc.
                                                Statements of Cash Flows
                                       -------------------------------
                                                                              Years  ended  March
                                                                                    March  31,
                                                                               2004          2003
Cash Flows from Operating Activities
Net income (loss). . . . . . . . . . . .                                     $(2,221,318)  $(426,475)
Adjustments to reconcile net income
 to net cash from operating activities
 Depreciation . . . . . . . . . . . . .                                           99,565      6,924

 Stock issued for
Services. . . . . . . . . . . . . . . .                                        1,415,538    292,500
Write off of
Liabilities . . . . . . . . . . . . .                                                      (385,935)
Decrease (increase) in:
Accounts receivable . . . . . . . . . .                                           36,643    112,305
Inventory . . . . . . . . . . . . . . .                                           11,794   (100,000)
Other assets. . . . . . . . . . . . . .                                                      60,812
Increase (decrease) in:
Accounts payable
and accrued
expenses. . . . . . . . . . . . . . . .                                           384,927   (110,126)
                                                                              ----------- -----------
Net cash provided (used)
By operating. . . . . . . . . . . . .                                            (272,851)  (549,995)
                                                                             ------------   ----------
 Cash Flows From Investing Activities
Acquisition of property
And equipment . . . . . . . . . . . . .                                            (2,059)
Acquisition Home
Movie Network,
Inc. net of cash acquired . . . . . . .                                           (66,716)
                                                                              -----------   ----------
Net cash provided (used)
in investing
activities. . . . . . . . . . . . . . .                                           (68,775)   (36,974)
                                                                              -----------   ----------
Cash Flows From Financing Activities
Increase in
bond payable. . . . . . . . . . . . . .                                                       75,000
Increase in
loans payable . . . . . . . . . . . . .                                            83,050    294,995
Proceeds from
sale of stock . . . . . . . . . . . .                                             259,669    180,000
Contribution of
Capital . . . . . . . . . . . . . . . .
                                                                                ---------  ---------
Net cash used by financing
Activities. . . . . . . . . . . . . . .                                           342,719    549,995
                                                                                ---------  ---------
Net increase
(decrease) in
cash                                                                         1,093
Cash, beginning
                                                                           -------     -------
Cash, ending                                                                $1,093
                                                                           =======     =======
Schedule of noncash investing and financing transactions

Common stock
issued for inventory                                                       $   -       $    -
Amounts Payable Converted
To preferred Stock                                                                     $800,000
Common stock issued
For debt                                                                    256,000

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

With the acquisition of Hotel Movie Networks Inc. provided a revenue-positive operations infrastructure and an extensive network of contractors throughout the United States to both deploy new technology and expand product lines. Operations consist of on going pay-per-view movie rentals from hotel establishments and related services with these hotel establishments. The company previously was a development stage enterprise.

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

2.  Purchase  of  assets  of  Hotel  Movie  Network,  Inc.

On March 31, 2003 the Company agreed to purchased of Hotel Movie Network, Inc. The transaction wsas completed August 1, 2003. The acquisition was recorded as a purchase. The Company paid $150,000 and issued the securities. The securities were two million shares of common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,276,809 convertible into an amount of preferred stock which has net to be determined (approximately 1,276,809 shares). The promissory note can be converted into preferred stock at $1per share. The transaction was recorded as follows:

Assets  purchased  from  Hotel  Movie  Network,  Inc.:

Cash                           $         8,284
Accounts  receivable                    97,047
Inventory                            1,283,160
Property  and  equipment               161,123
Total  assets  acquired              1,549,614

Liabilities  assumed  from  Hotel  Movie  Network,  Inc.:
Accounts  payable  and  accruals       110,936
Total  liabilities  assumed            110,936

Net  purchase  price                $1,438,678

The following unaudited pro forma summary presents the results of operations for the year ended March 31, 2004 of the Company as if the business combination had occurred on April 1, 2003.

Revenues                       $  720,519
Net  income  (loss)            $2,331,943)
Earnings  (loss)  per  share       $(.050)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

In July 2002 two officers of the Hotel Movie Network, Inc. contributed a note receivable valued at $1,898,072 in exchange for the issuance of 25,000,000 shares of common stock. The note consisted of funds due from an entity, which had acquired the pay-per-view operations from the officers. That entity was an unrelated party. The note contributed was valued at its predecessor cost. The note has a collateral clause securing all of the assets of the pay-per-view operations. The note was in default and the Hotel Movie Network, Inc. immediately foreclosed on the note and acquired all of the pay-per-view assets and related liabilities. The assets and liabilities were recorded at the carrying value of the note.

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

6.  Preferred  stock

The Company has 50,000,000 authorized shares of no par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The board has designate one million shares as Series A $1 par value of which 800,000 shares have been issued and are outstanding. In order to comply with its requirement to acquire Hotel Movie Network, Inc. the board is planning to designate increase the authorization of its Series A preferred stock and to create a Series B preferred stock. These series shall be entitled to dividends proportionate to common shares that the preferred shares are convertible into common shares. In the event of liquidation, the preferred shares have a preference over the common shares.

Series B Preferred Stock may be convertible into restricted shares of Company's common stock commencing two years from the date of issuance at the rate of fifty percent of the total Preferred Shares (50%) per annum at a agreed to value of $2.00 per share for the first year and $3.00 per share for the second year subsequent to the Closing Date. The Company shall have the right to redeem the Series B Preferred Stock at anytime prior to conversion into common stock upon an agreement by all Parties as to the value of said stock.

7.  Income  taxes

There is no provision for income taxes since the Company has incurred net operating losses. Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:




                                                                      2004
Federal  income  tax  benefit  at   statutory  rate  (34%)          $(827,000)       $(120,000)
State  income  tax  benefit net  of  federal  tax  effect             (62,000)         (11,000)
Deferred  income  tax  valuation  allowance                           889,000          131,000
                                                                     ---------        ---------
                                                                    $      --

The  Company's  deferred  tax  assets  are  as  follows:
Net  operating  loss  carryforward                                  $1,258,000        $442,000
Valuation  allowance                                               (1,258,000)        (442,000)
                                                                   ----------         ---------
                                                                    $      --

At March 31, 2004, the Company has net operating loss carryforwards of $3.7 million which may be available to offset future taxable

8.  Litigation

In July 2003, we were served with a lawsuit from William B. Krusheski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. In April 2004 the Company entered into a settlement agreement with incremental cash payments totaling $100,000 payable over the course of 4 months beginning May 15, 2004.

In March 2004 Mr. Dennis H. Johnston a former Director and General Counsel filed a lawsuit in the state of California seeking back salaries and stock for his 2 years of service to the Company. We believe the law suit filed by Mr. Johnston is frivolous and we have to date responded with a motion to strike and a motion for demurrer.

9.  Going  Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $5,034,093 at March 31, 2004, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

The Company also has access the Equity Line of Credit provided by Dutchess Private Equities Fund which management believes will provide the necessary proceeds to continue operations.


10.  Restatement  of  value  of  common  stock  to  acquire  inventory

On October 15, 2003 management revalued 1.9 million shares of common stock which had been issued to acquire inventory from $1 per share to no value per share. (See note 3). The result was to reduce the value of the inventory to the cash paid . Inventory was reduced b $1.9 million and common stock was also reduced by $1.9 million.

11.  Equity  line  of  credit

The Company has entered into an Investment Agreement with Dutchess Private Equities Fund L.P., also referred to as an Equity Line of Credit. This agreement provides that, following notice to Dutchess, The Company may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000. In turn, Dutchess has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio. This prospectus covers the sale of our stock by Dutchess either in the open market or to other investors through negotiated transactions. The agreement is subject to several conditions including successful registration of the securities. As of March 31, 2004 the Company has put 2,711,559 shares totaling $141,069.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME                  AGE         POSITION
----                  ---         --------
Robert C. Russell      38          CEO and Director
Igor Loginov           44          Chief Technical Officer, Director
Marcia A, Pearlstein   45          Interim Chief Financial Officer
                                   Corporate Secretary, Director

Robert C. Russell has been our Chief Executive Officer and director since January 2002 and is responsible for managing our overall business affairs. Prior to this, Mr. Russell was President and Chief Executive Officer of Interleisure S.A. from January 1999 to January 2002 when InterLeisure was purchased by Telecommunication Products Inc. Interleisure S.A. was a technology company developing data compression software and systems for the internet market. He is a native of Northern Ireland who attended Damelin College in South Africa, where he obtained a National diploma in financial management.

Igor Loginov, PhD has been our Chief Technological Officer since May 2002 and is responsible for the design, development, and deployment of our technology. Prior to this, Mr. Loginov was a Senior Project Manager for Interleisure S.A. from July 2000 until July 2002 when InterLeisure was purchased by Telecommunication Products, Inc. From 1998 to 2000 Mr. Loginov held a role as a Senior Software Engineer for Semantica, Ltd, where he led development of accounting and business software applications. Mr. Loginov has over fifteen years of experience in computer and Internet-related technologies and holds a Doctorate degree in physics obtained from Belarussian State University.

Marcia A. Pearlstein has been the Corporate Secretary and Interim Chief Financial Officer since December 21, 2003. Ms. Pearlstein joined Telpro in 2002. A native of the United States she obtained her B.S. and M.B.A. in Business Administration with a concentration in Finance from theUniversity of Pennsylvania graduating Summa Cum Laude. Prior to joining Telpro Ms. Pearlstein worked at an executive placement service in which she was General Manager and Controller over a seven-year period.


We terminated Dennis Johnstons employment agreement and removed him from the Board of Directors. That was effective October 1, 2003.

SECTION  16(A)  REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, we believes that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2004.

ITEM  10.  EXECUTIVE  COMPENSATION

The  following  table  sets  forth  certain  information regarding our Executive
Officers  for  fiscal  years  ending  March  31,  2004,  2003  and  2002:

                                          SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                                            Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)       sation ($)      awards       (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

Robert C. Russell,      2003    30,000         300,000        0             0            0            0             0
President               2002    0                0            0             0            0            0             0
                        2001    0                0            0             0            0            0             0

Marcia, A Pearlstein    2003    0                0            0             0            0            0             0
Secretary, Interim, CFO 2002    0                0            0             0            0            0             0
                        2001    0                0            0             0            0            0             0

Igor Loginov            2003    0                0            0             0            0            0             0
Chief Technology        2002    0                0            0             0            0            0             0
Officer                 2001    0                0            0             0            0            0             0


EMPLOYMENT  AGREEMENTS

The Company previously entered into formal written employment agreements with Robert Russell, Chief Executive Officer, and Dennis H. Johnston, Legal Counsel and Secretary effective as of January 25, 2002, which provide payments aggregating $125,000 per year. The agreements, were suspended and did not accrue due to lack of revenues and were reinstated on the July 1. 2003. On April 1, 2003 the company entered into formal written employment agreements with Paul la Barre and Ernest Mc Kay related to Hotel Movie Network but such persons are not officers or directors.

OPTIONS

For our fiscal year ending March 31, 2004, we did not issue options to our executive officers or directors and they did not exercise any options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Telecommunication Products, 1926 Hollywood Boulevard, Suite 208, Hollywood Fla. 33020.




                                                                     SHARES BENEFICIALLY OWNED(1)
                                                                     -------------------------
Name and Address of Beneficial Owner                                    Number       Percent
------------------------------------------------------------------- -------------- --------------

Robert C. Russell,    President & Chief Executive Officer          common    27,339,150       39.0%

                                                                   Preferred    800,000      100.0%

Marcia, A, Pearlstein  Secretary, Legal Counsel  Director           common      200,000       .28%

Igor Loginou          Chief Technology  Officer   Director          common      240,000       .34%

Total shares held by officers and directors as a group (3 people):           27,789,150       39.6%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 74,706,704 shares of common stock outstanding on March 31, 2004.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In 2002 we issued 800,000 shares of Preferred Stock to Robert Russell President, CEO and Director in conversion of cash advances he had made to the company. For the year ending March 31 2004 we issued Robert Russell our CEO and president 8,108,238 shares of common stock as Compensation the transaction was expensed at $330,000.

For the year ending March 31 2004 we issued Marcia A.Pearlstein our CFO and Secretary 200,000 shares of common stock as Compensation the transaction was expensed at $9,000

For the year ending March 31 2004 we issued Igor Loginau 200,000 shares of common stock as Compensation the transaction was expensed at $9,000

The Company cancelled and returned to treasury 1,054,029 belonging to a former Officer and Director.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The following exhibits are included as part of this Form 10-KSB. Reference to "the Company" in this Exhibit List means Telecommunication Products, Inc., a Colorado corporation.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------
The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             EXHIBIT NO. DESCRIPTION
                             -----------------------

Number  Exhibit  Description
1    Agreement  between  the  Registrant  and  Benchmark securities, Inc., dated
     January 16, 2003 (including the following exhibits: Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (see below).
2.1 Asset Purchase Agreement between the Registrant and Omega Funding, Inc., dated January 20, 2003 (incorporated by reference to Exhibit 1 of the Form 8-K filed on January 31, 2003).
2.2 Asset Purchase Agreement between the Registrant and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).
3.1 Restated Articles of Incorporation (filed as an exhibit to the Company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)
3.2  Bylaws  (incorporated  by  reference  to  Exhibit  3.2  of  the  Company's
     Registration  Statement  on  Form  S-18,  Registration  No.  2-86781-D)
4.1 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein).
4.2 Employee Stock Incentive Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein)
10.1 Employment Agreement dated January 25, 2002, with Robert C. Russell Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002
10.2 Employment Agreement dated January 25, 2002, with Dennis H. Johnston Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002
10.3 Consulting Agreement between the Registrant and Herbert Cannon, dated May 27, 2002
10.4 Consulting Agreement between the Registrant and Stephen Boylan, dated September 18, 2002 (incorporated by reference to Exhibit
10.5 Consulting Agreement between the Registrant and Benchmark Securities Group, Inc., dated January 16, 2003
10.6 Consulting  Agreement  between  the  Registrant  and  CSI  Partners  Ltd.
10.7 Acquisition Agreement between the Registrant and Coast Communications, Inc. dated March 31, 2003 "Incorporated by reference to 8-K filed April 18, 2003"
10.8 Schedule 1 Employment Agreements with Paul La Barre and Ernest McKay; (Incorporated by reference to 8-K filed April 18, 2003)
10.9 and Schedule 2, Promissory notes (Incorporated by reference to 8-K filed April 18, 2003)
10.10 Schedule 3 Security Agreement (Incorporated by reference to 8-K filed April 18, 2003)
10.11 Investment agreement with Dutchess Private Equities Fund, LP dated September 5, 2003. (Incorporated by reference to an 8-K filed September 9,
     2003)
10.12 Consulting agreement with Stephen J. Boylan (Incorporated by reference to an S-8 filed on September 19, 2003
10.13 Agreement with EchoStar Satellite Corp. dated November 11, 2003 (Incorporated by reference to a 10-QSB filed on February 23, 2004)
10.14  Consulting  agreement  with  Theodore  Smith  dated  December  16,  2003
     (Incorporated  by  reference  to  an  S-8  plan  dated  January  16,  2004)
10.15 Consulting agreement with Blaine Group dated December 16, 2003 (Incorporated by reference to an S-8 plan dated January 16, 2004)
10.16 Consulting agreement with Geoffrey Eiten dated January 9, 2004 (Incorporated by reference to an S-8 plan dated January 16, 2004)
10.17 Asset Purchase agreement between the Registrant and Eagle west Communications, Inc. dated April 3, 2004 "Incorporated by reference to 8-K filed April 5, 2004
10.18 Marketing and Services Agreement between the Registrant and InnNovations Multimedia Systems Inc dated April 12, 2004 "Incorporated by reference to 8-K filed April 12, 2004.
10.19 Member interest Purchase agreement between the Registrant and B2Networks, Inc. dated April 23, 2004 "Incorporated by reference to 8-K filed April 23, 2004.
10.20 Consulting agreement with Roger Green dated February 4, 2004 (Incorporated by reference to an S-8 plan dated May 4, 2004
14.1  Code of Ethics
31.1  Section  302  Certification  of  the  Chief  Executive  Officer.

31.1  Section  302  Certification  of  the  Interim  Chief Financial Officer.

32.2 Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer


REPORTS  FILED  ON  FORM  8-K:
Form  8-K  filed  April  18,  2003
Form  8-K12G3  filed  July  7,  2003
Form  8-K  filed  September  9,  2003
Form  8-K/A  filed  October  10,  2003
Form  8-K  filed  April  5,  2004
Form  8-K  filed  April  16,  2004
Form  8-K  filed  April  30,  2004



                                   SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        Telecommunication Products, Inc.

Date:  July  16,  2004                       By:   /S/  Robert  C.  Russell
                                                         -----------------------
                                                    Robert  C.  Russell,
                                                    Chief  Executive  Officer


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.
SIGNATURE  TITLE  DATE
----------------------

/s/  Robert  C.  Russell  President,  Chief  Executive Officer    July  16, 2004

/s/Marcia  A.  Pearlstein,  Interim  Chief  Financial  officer    July  16, 2004


/s/  Igor  Loginov,  Chief  Technical  Officer                   July  16,  2004

                                       34