Form 10QSB
period 2004-06-30
B2Digital, Inc.
filed 2004-08-23
CIK 725929

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended  June  30,  2004

                                       or

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934


                         Commission  file  number:  0-11882

                                    B2DIGITAL, INC.

                                   Formally Known as


                          TELECOMMUNICATION  PRODUCTS,  INC.
             (Exact  name  of  registrant  as  specified  in  its  charter)

               Delaware                              84-0916299
   (State  or  other  jurisdiction  of                (I.R.S.  Employer
    incorporation  or  organization)               Identification  No.)

          9171 Wilshire Boulevard.,  Suite B,  Beverly Hills, California 90210
                    (address  of  principal  executive  offices)

       Registrant's  telephone  number,  including  area  code:  (310)281 2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,189,948 shares of common stock, With a par value of .001 per share, as of June 30, 2004.


ITEM 1 - FINANCIAL STATEMENTS


  ITEM 1 -- Financial Statements

    Balance Sheets (Unaudited) as of  June 30,  2004.......................... 3

    Statements of Operations (Unaudited) for the Three Months
    Ended  June 30, 2004 and  June 30, 2003....................................4

    Statements of Stockholders' Equity (Unaudited) for the
    Three Months Ended June 30, 2004...........................................5

    Statement of Cash Flows (Unaudited) for the Three Months Ended
     June 30, 2004 and 2003..................................................  6

    Notes to Financial Statements (Unaudited)................................  7


ITEM 1 - FINANCIAL STATEMENTS

                                B2DIGITAL, INC.
                           BALANCE SHEETS (Unaudited)

                                                       June 30, 2004   March 31, 2004
ASSETS
------

CURRENT ASSETS

Cash                                                      $   10,703        $     1,093
Accounts receivable                                           75,878             60,404
Inventories                                                1,371,366          1,371,366
Escrow for Eagle West acquisition                            100,000
                                                          ------------       ------------
Total current assets                                        1,557,947          1,432,863
                                                          ------------       ------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                            206,227            232,723
                                                          ------------       ------------

Investment in B2Networks, at cost                             200,000
                                                          ------------       ------------


TOTAL ASSETS                                              $ 1,964,174        $1,665,586
                                                          ============       ============

LIABILITIES AND STOCKOLDERS' EQUITY
-----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                            $   641,171        $ 532,550
Related party loans payable                                   215,000          215,000
Note payable                                                   20,000
Bond payable                                                   75,000           75,000
                                                          ------------       ------------
Total current Liabilities                                     951,171          822,550
                                                          ------------       ------------
Convertible notes payable                                   1,438,678        1,438,678
Note payable related party                                                     800,000
                                                          ------------       ------------
                                                            2,238,678        1,438,678
                                                          ------------       ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                                       800,000
Common stock no par value: 100,000,000 shares
authorized; 96,189,948 shares issued and outstanding        4,643,220          3,638,451
Accumulated deficit                                        (5,818,895)        (5,034,093)
Stock subscription receivable                                 (50,000)
                                                          ------------       ------------
Total stockholders' equity                                $(1,225,675)       $  (595,642)
                                                          ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                                      $ 1,964,174        $ 1,665,586
                                                          ============       ============

See notes to financial statements


                                B2DIGITAL, INC.
                      STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended:                          June 30, 2004  June 30, 2003
-------------------                        -------------    --------------

REVENUES                                   $    212,239      $        -0-
                                           -------------     -------------
EXPENSES
Cost of sales                                  86,979        $        -0-
Selling, general and administration           876,482             312,473
Interest                                       33,580              11,100
                                           -------------     -------------
Total expenses                             $  997,041        $    323,573
                                           -------------     -------------
NET INCOME (LOSS)                          $ (784,802)       $   (323,573)
                                           =============     =============
Basic and diluted earnings per share
Net income (loss)                          $    (.010)       $      (.010)
                                           =============     =============

WEIGHTED-AVERAGE COMMON SHARES               84,000,000        33,273,000
OUTSTANDING
See notes to financial statements

                                       4

                                B2DIGITAL, INC.
                STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
                        THREE MONTHS ENDING JUNE 30, 2004
                      ------------------------------------
                          Common         Common         Preferred       Preferred      Accumulated        Total
                          Stock          Stock          Stock           Stock          Deficit
                          Shares         Amount         Shares          Amount
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
MARCH 31, 2004,          74,706,704     $ 3,638,451         800,000       $800,000     $(5,034,093)    $(595,642)

Net loss for the
period                          --              --              --              --        (784,802)     (784,802)

Issuance of stock
for B2Network             1,667,000         100,000              --              --              --      100,000

Issuance of stock
for services             12,708,088         527,700              --              --              --      527,700

Conversion of
Preferred stock for
Debt                              --              --             --        (800,000)      (800,000)           --


Common stock returned     (4,300,000)             --             --              --              --           --

Issuance of stock
for cash                   9,408,156         277,069             --              --              --      277,069

Issuance of stock
for options                2,000,000         100,000             --              --              --      100,000

                        ------------    ------------    ------------    ------------    ------------    --------

BALANCE AT
JUNE 30, 2004            96,189,948     $ 4,643,220               --      $      --     $(5,818,895)  $ (1,175,675)
                        ============    ============    ============    ============    ============    ===========

See notes to financial statements

                                B2DIGITAL, INC.
                      STATEMENT OF CASH FLOWS (Unaudited)
                        THREE MONTHS ENDING JUNE 30, 2004
                      ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Three Months Ended:                         June 30, 2004       June 30, 2003
-----------------                         ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                            $ (784,802)        $ (323,573)
Adjustments to reconcile net income to
net cash provided by operating activities

Depreciation                                      28,656             1,731
Stock issued for services                        527,700           246,000
(Increase) decrease in
accounts receivable                             (15,474)
Increase (decrease) in accrued expenses
and accounts payable                             108,621             52,342
                                              ----------          ----------
Total cash (used) provided by
operating activities                          $ (135,299)          $(23,550)

CASH FROM INVESTING
ACTIVITIES
Payment toward Acquisition
 of Home Movie Network                                              (75,000)
Payment for B2Networks                          (100,000)                --
Escrow for Eagle West                           (100,000)
Purchase of equipment                             (2,160)
                                              ----------          ----------
Total cash (used) provided by
operating activities                          $ (202,160)          $(75,000)

CASH FROM FINANCING
ACTIVITIES
Issuance of common stock                        327,069              98,500
Increase in notes payable                        20,000
                                              ----------          ----------
Total cash provided by
Financing activities                          $   347,069           $ 98,500

Increase in cash                              $     9,610           $      0

Beginning cash balance                        $     1,093                   0
                                              ----------          ----------
Ending cash balance                           $    10,703           $        0
                                              ----------          ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Preferred stock converted notes payable        $800,000
Issuance of shares for Compensation            $527,700
Issuance of shares for B2Network               $100,000             $

See notes to financial statements

                                       7

                                 B2DIGITAL,INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2004
                     --------------------------------------

 1.  DESCRIPTION  OF  BUSINESS

We incorporated in the state of Colorado on June 8, 1983. We were administratively dissolved in 1997 and, as a part of winding up of our affairs, the directors acting as trustees, entered into a Plan of Merger in 1999 with Telecommunication Products, Inc. a newly formed entity and merged into it. The predecessor business was to act as a developer of data compression technology and video-conferencing software but ventured into other market opportunities. We failed in our business efforts prior to 2002. On July, 20 2004 Telecommunication Products, Inc. changed its name to B2Digital, Inc. With the filing of Articles of Merger with the Delaware Secretary of State the Registrant was re domiciled from Colorado to Delaware.


We provide in-room, on-demand video entertainment and satellite services to the lodging industry. Our technology delivers DVD-quality images via traditional cable networks and satellite channels. We also provide pay-per-view and free-to-guest television service in small hotels in the U.S. and the Caribbean. On March 31, 2003, we entered into a contact for the acquisition of the assets of Hotel Movie Network, Inc., which consist of contract rights with Pay Per View and Cable/Satellite access for approximately 8,000 installed rooms, and associated hardware. The purchase transaction closed on August 1, 2003.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years March 31, 2004 and 2003 were filed on July 19, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form
10-K  for  the  year  ended  March  31,  2004.

2.  Summary  of  Significant  Accounting  Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2004, there was an accumulated deficit of $5,818,895 and a net stockholders' deficiency of $1,275,675. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.


3.  Investment  in  B2Network.

During the quarter ended June 30, 2004 the Company acquired twenty percent of B2Network. The acquisition has been recorded as a purchase. The Company has paid $100,000 and issued 1,667,000 shares value at $100,000. B2network did not have significant operations during the quarter ended June 30, 2004.

4.  STOCKHOLDERS'  EQUITY

Equity
------

During the three months ended June 30, 2004, the Company issued common stock as follows:

Issuance  of  Common  Stock  for  Services.
--------------------------------------

9,850,000 shares of its common stock registered under Form S-8 to various consultants and Legal counsel for current and future services.

2,140,000 restricted shares of its common stock to various consultants for current and future services.

718,088 shares of its restricted shares of common stock to two employees for Past services.

Sale  of  Common  Stock.
--------------------

9,408,156  shares of its common an investor for an aggregate amount of $277,069.

2,000,000 shares of common stock to an investor for an aggregate $100,000 ( at $0.05 per share).

As of June 30, 2004, the Company has outstanding subscription receivable of $50,000 related to an unpaid amount for the exercise of options.


Issuance  of  Shares  to  B2network,  Inc.
------------------------------------------

1,667,000 shares of common stock pursuant to a membership agreement with B2networks, Inc. ("B2network").The issuance of these shares have been included in the calculation of the membership purchase price of B2network.


Cancellation  of  Common  Stock
----------------------------

4,300,000 shares of common stock were cancelled the original issuance was made in error therefore was subsequently cancelled by the Company.

Conversion  of  Preferred  Stock  to  Note  Payable

800,000 shares of preferred stock owned by the Company's president and CEO Robert Russell were converted to a note payable. Mr. Russell had previously converted the note payable into the preferred stock. The conversion back to a note payable reverts the capital back to its previous condition.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended June 30, 2004 and June 30, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

RESULTS  OF  OPERATIONS

NET  REVENUE

We generated consolidated net revenues of $212,239 for the three month period ended June 30, 2004, as compared to $0 for the three month period ended June 30, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to acquisition of Hotel Movie Network which contributed all of our revenues for the quarter.


COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $86,979.for the three month period ended June 30, 2004, as compared to $0for the three month period ended June 30, 2003. Our Cost of Revenue increase for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network.

GROSS  PROFIT
-------------
We generated gross profit of $125,260 for the three month period ended June 30, 2004, as compared to $0 for the three month period ended June 30, 2003. The increase in gross profit for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network.

GENERAL,  ADMINISTRATIVE  AND  SELLING  EXPENSES
------------------------------------------------
We incurred costs of $876,482 for the three month period ended June 30, 2004 as compared to $312,473 for the three month period ended June 30, 2003, respectively. General, Administrative and Selling Expenses in the current period increased is due to the increase in professional and consulting fees

NET  INCOME  (LOSS)
---------
We had a loss before taxes of $(784,802) for the three month period ended June 30, 2004 as compared to An income of $(323,573) for the three month period ended June 30, 2003. The increase in loss is due to increase in our expenses including professional and consulting fees.

BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE
-------------------------------------
Our basic and diluted income (loss) per share for the three month period ended June 30, 2004 was $(.010) which was the same for the period ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $951,171 in current liabilities. Additionally, we currently estimate that we will need approximately $2,000,000 to continue operations through the end of the fiscal year 2005. These operating costs include general and administrative expenses and the deployment of inventory.

FINANCING  ACTIVITIES

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

The equity agreement became effective February 12, 2004 and the Company sold 12,019,000 shares for a total of $528,370 in net proceeds from the investor through June 30, 2004 the remaining Amount available under the put at June 30, 2004 was $4,471,630. On August 9, 2004. The agreement was terminated by both parties the Company and we have entered into an Investment Agreement with Equities First Holdings LLC, also referred to as an Equity Line of Credit. This agreement Provides that, following notice to Equities First, we may put to Equities First up to $5 million in shares of our common stock for a purchase price equal to 96% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.

We believe our Investment Agreement with Equities First will be sufficient to Fund operations and capital requirements as presently planned over the next twelve months. We are also pursuing additional funds through either debt or equity instruments. We may also pursue a working capital line of credit to be secured by assets. However, such funds may not be available on favorable terms or at all.


ITEM  3.  CONTROLS  AND  PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and interim chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting


Part  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

In July 2003, we were served with a lawsuit from William B. Krushenski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. In June 2004 the county court of San Diego California awarded a default judgment in favor of Mr Krushenski in the amount of $135,000. The Company has offered payments of $5,000 per month until the debt is settled.

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

In March, 2004 Mr. Dennis H. Johnston a former Director and General Counsel filed a lawsuit in the state of California seeking back salaries and stock For his service to the Company. we responded with a motion to strike And a motion for demurrer. We subpoenaed several individuals, corporations and certain documentation. In July Mr. Johnston filed a "Motion to Quash" which was denied. On August 3, 2004 Mr Johnston dismissed the law suit.
..


Other than the legal matters disclosed above, we are not aware of any litigation or potential litigation affecting us or our assets.

Item  2.  Changes  in  Securities.

(a)  Not  Applicable.

(b)  Not  Applicable.

(c)  During  the  quarter  ended  June  30  2004,  we  issued:

Issuance  of  Common  Stock  for  Services.
--------------------------------------

9,850,000 shares of its common stock registered under Form S-8 to various consultants and Legal counsel for current and future services.

2,140,000 restricted shares of its common stock to various consultants for current and future services.

718,088 shares of its restricted shares of common stock to two employees for Past services.

Sale  of  Common  Stock.
--------------------

9,408,156  shares of its common an investor for an aggregate amount of $277,069.

2,000,000 shares of common stock to an investor for an aggregate $100,000 ( at $0.05 per share).

As of June 30, 2004, the Company has outstanding subscription receivable of $50,000 related to an unpaid amount for sales of common stock and exercise of options and warrants.


Issuance  of  Shares  to  B2network,  Inc.
------------------------------------------

1,667,000 shares of common stock pursuant to a membership agreement with B2networks, Inc. ("B2network").The issuance of these shares have been included in the calculation of the membership purchase price of B2network.


Cancellation  of  Common  Stock
----------------------------
4,300,000 shares of common stock were cancelled the original issuance was made in error therefore was subsequently cancelled by the Company.

Conversion  of  Preferred  Stock  to  Note  Payable
----------------------------
800,000 shares of preferred stock owned by the Company's president and CEO Robert Russell were converted to a note payable. Mr Russell had previously converted the note payable into the preferred stock. The conversion back to a note payable reverts the capital back to its previous condition.


The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.


(d)     Not  Applicable.

Item  3.  Defaults  Upon  Senior  Securities.

        Not  Applicable.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

        Not  Applicable.


Item  5.  Other  Information.

0n July 21 2004 Telecommunication Products, Inc. changed its name to B2Digital, Inc. With the filing of Articles of Merger with the Delaware Secretary of State the Registrant was re-domiciled from Colorado to Delaware, and its number of authorized common shares was increased to 500,000,000

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits


EXHIBIT  NO.  DESCRIPTION
                             -----------------------

Number  Exhibit  Description
1    Agreement  between  the  Registrant  and  Benchmark securities, Inc., dated
     January 16, 2003 (including the following exhibits: Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (see below).
2.1 Asset Purchase Agreement between the Registrant and Omega Funding, Inc., dated January 20, 2003 (incorporated by reference to Exhibit 1 of the Form 8-K filed on January 31, 2003).
2.2 Asset Purchase Agreement between the Registrant and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).
3.1 Restated Articles of Incorporation (filed as an exhibit to the Company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)
3.2  Bylaws  (incorporated  by  reference  to  Exhibit  3.2  of  the  Company's
     Registration  Statement  on  Form  S-18,  Registration  No.  2-86781-D)
4.1 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein).
4.2 Employee Stock Incentive Plan, dated January 22, 2002 (filed as an exhibit to the Company's Registration Statement on Form S-8 on January 29, 2002 and
4.3 Amended and Restated Stock Incentive Plan (Amendment No, 2),dated June 8, 2004(incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 8, 2004).
     incorporated  by  reference  herein)
10.1 Employment Agreement dated January 25, 2002, with Robert C. Russell Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002
10.2 Employment Agreement dated January 25, 2002, with Dennis H. Johnston Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002
10.3 Consulting Agreement between the Registrant and Herbert Cannon, dated May 27, 2002
10.4 Consulting Agreement between the Registrant and Stephen Boylan, dated September 18, 2002 (incorporated by reference to Exhibit
10.5 Consulting Agreement between the Registrant and Benchmark Securities Group, Inc., dated January 16, 2003
10.6 Consulting  Agreement  between  the  Registrant  and  CSI  Partners  Ltd.
10.7 Acquisition Agreement between the Registrant and Coast Communications, Inc. dated March 31, 2003 "Incorporated by reference to 8-K filed April 18, 2003"
10.8 Schedule 1 Employment Agreements with Paul La Barre and Ernest McKay; (Incorporated by reference to 8-K filed April 18, 2003)
10.9 and Schedule 2, Promissory notes (Incorporated by reference to 8-K filed April 18, 2003)
10.10 Schedule 3 Security Agreement (Incorporated by reference to 8-K filed April 18, 2003)
10.11 Investment agreement with Dutchess Private Equities Fund, LP dated September 5, 2003. (Incorporated by reference to an 8-K filed September 9,
     2003)
10.12 Consulting agreement with Stephen J. Boylan (Incorporated by reference to an S-8 filed on September 19, 2003
10.13 Agreement with EchoStar Satellite Corp. dated November 11, 2003 (Incorporated by reference to a 10-QSB filed on February 23, 2004)
10.14  Consulting  agreement  with  Theodore  Smith  dated  December  16,  2003
     (Incorporated  by  reference  to  an  S-8  plan  dated  January  16,  2004)
10.15 Consulting agreement with Blaine Group dated December 16, 2003 (Incorporated by reference to an S-8 plan dated January 16, 2004)
10.16 Consulting agreement with Geoffrey Eiten dated January 9, 2004 (Incorporated by reference to an S-8 plan dated January 16, 2004)
10.17 Asset Purchase agreement between the Registrant and Eagle west Communications, Inc. dated April 3, 2004 "Incorporated by reference to 8-K filed April 5, 2004
10.18 Marketing and Services Agreement between the Registrant and InnNovations Multimedia Systems Inc dated April 12, 2004 "Incorporated by reference to 8-K filed April 12, 2004.
10.19 Member interest Purchase agreement between the Registrant and B2Networks, Inc. dated April 23, 2004 "Incorporated by reference to 8-K filed April 23, 2004.
10.20 Consulting agreement with Roger Green dated February 4, 2004 (Incorporated by reference to an S-8 plan dated May 4, 2004.
14.1  Code of Ethics "Incorporated by reference to 10KSB filed June 19 2004
31.1  Section  302  Certification  of  the  Chief  Executive  Officer.

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


Dated  August  23,  2004

B2DIGITAL,INC.

By:  /s/  Robert  Russell
   -----------------------------------------
       Robert  Russell,  President,  Chief  Executive  Officer.

    /s/  Marcia  Pearlstein
   -----------------------------------------
       Marcia  Pearlstein,  Secretary  and  Interim  Chief  Financial  Officer.