Form 10QSB
period 2004-09-30
B2Digital, Inc.
filed 2004-11-16
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                       or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
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

       Registrant's telephone number, including area code: (310) 281 2571 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 201,260,109 shares of common stock, par value of $.001 per share, as of November 10, 2004.

 ITEM  1  -  FINANCIAL  STATEMENTS

                                 B2DIGITAL, INC.
                           BALANCE SHEETS (Unaudited)
<BTB>
                                  September  30,  2004          March  31,  2004
ASSETS

CURRENT  ASSETS

Cash                                 $     24,262                  $    1,093
Accounts receivable                        74,703                      60,404
Inventories                             1,363,538                   1,371,366
                                     ------------                ------------
Total  current  assets                  1,462,503                   1,432,863
                                     ------------                ------------

PROPERTY  AND  EQUIPMENT
Net Equipment, net                        180,934                     232,723
                                     ------------                ------------
Investment  in  B2Digital,
at  cost                                  150,000
                                     ------------                ------------

TOTAL  ASSETS                        $  1,793,437                  $1,665,586
                                     ============                ============
LIABILITIES  AND  STOCKOLDERS'  EQUITY
-----------------------------------
CURRENT  LIABILITIES
Accounts  payable  and accruals:     $    531,268                  $  532,550
Related  party loans payable              215,000                     215,000
Note  payable                             120,000
Bond  payable                              75,000                      75,000
                                     ------------                ------------
Total  Current  Liabilities               941,268                     822,550
                                     ------------                ------------
Convertible  notes  payable             1,438,678                   1,438,678
Note  payable  related  party             800,000
                                     ------------                ------------
                                        2,238,678                   1,438,678
                                     ------------                ------------
STOCKHOLDERS'  DEFICIENCY
Preferred  stock  non  voting  $1.00  par  value:  50,000,000
shares  authorized,  800,000  shares  issued;                         800,000
Common  stock  $.001  par  value:  500,000,000  shares
authorized;  143,260,109  shares  issued
and outstanding                         5,062,483                   3,638,451
Accumulated  deficit                  (6,398,992)                 (5,034,093)
Stock  subscription  receivable          (50,000)
                                     ------------                ------------
Total stockholders' equity           $(1,386,509)                  $(595,642)
                                     ------------                ------------

TOTAL  LIABILITIES  AND
STOCKHOLDERS'  EQUITY                $  1,793,437                  $1,665,586
                                     ============                ============
See  notes  to  financial  statements

                                 B2DIGITAL, INC.
                       STATEMENT OF OPERATIONS (Unaudited)
<BTB>
Three Months Ended:                     September 30, 2004         September 30, 2003
-------------------                     ------------------         ------------------

REVENUES                                      $    154,174              $     120,181
                                             -------------              -------------
EXPENSES
Cost  of  sales                                     86,979              $      44,695
Selling,  general  and  administration             976,482                    831,623
Interest                                            33,580                     11,100
                                             -------------              -------------
Total  expenses                               $  1,097,041              $     887,418
                                             -------------              -------------
NET  INCOME (LOSS)                            $  (942,867)              $   (767,237)
                                             =============              =============
Basic  and  diluted  earnings
per  share
Net income (loss)                             $     (.007)              $      (.019)

                                             =============              =============

WEIGHTED-AVERAGE  COMMON  SHARES
OUTSTANDING                                    119,984,000                 41,136,000


Six  Months  Ended:                     September 30, 2004         September 30, 2003
-------------------                     ------------------         ------------------

REVENUES                                      $    366,415              $     120,181
                                             -------------              -------------
EXPENSES
Cost  of  sales                                    160,343              $      44,695
Selling,  general  and  administration           1,509,631                  1,144,096
Interest                                            61,340                     22,200
                                             -------------              -------------
Total  expenses                               $  1,731,314              $   1,210,991
                                             -------------              -------------
NET INCOME (LOSS)                             $(1,364,899)              $ (1,090,810)
                                             =============              =============
Basic  and  diluted  earnings  per  share
Net  income  (loss)                           $     (.015)              $      (.028)
                                             ============               =============
WEIGHTED-AVERAGE  COMMON  SHARES
OUTSTANDING                                    89,355,000                  39,966,000
See  notes  to  financial  statements




                                                       B2DIGITAL, INC.
                                      STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
                                               SIX MONTHS ENDING SEPTEMBER 30, 2004
------------------------------------


                         Common          Common          Preferred       Preferred     Accumulated         Total
                          Stock           Stock             Stock          Stock         Deficit
                         Shares           Amount            Shares        Amount
                      ------------     ------------    ------------    ------------    ------------    ------------
BALANCE AT
MARCH 31, 2004,
                      74,706,704      $3,638,451         800,000       $800,000     $(5,034,093)      $(595,642)

Net loss for the
period                        --              --              --             --      (1,364,899)     (1,364,899)

Issuance of stock
for B2Network          2,667,000          50,000              --             --               --          50,000

Issuance of stock
for services
                      51,088,289         847,700              --             --               --         847,700

Conversion of
Preferred stock for
Debt                         --               --        (800,000)      (800,000)              --       (800,000)

Common stock returned
                     (7,700,000)              --              --             --               --              --
Issuance of stock
for cash
                      20,498,116         426,332              --             --               --         426,332

Issuance of stock
for options
                       2,000,000         100,000              --             --               --          100,00
                    ------------    ------------    ------------      ---------     ------------    ------------

BALANCE AT
SEPTEMBER 30, 2004
                     143,260,109      $5,062,483              --$            --     $(6,398,992)    $(1,336,509)
                     ===========     ===========     ===========     ==========     ============    ============
See notes to financial statements






                                                       B2DIGITAL, INC.
                                              STATEMENT OF CASH FLOWS (Unaudited)
                                             SIX MONTHS ENDING SEPTEMBER 30, 2004
------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Six Months Ended:                                              September 30, 2004            September 30, 2003
-----------------                                              ------------------            ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                    $(1,364,899)                  $(1,090,810)
Adjustments to reconcile net income to
net cash provided by operating activities

Depreciation                                                               57,312                        27,872
Stock issued for services                                                 847,700                      750,159
(Increase) decrease in
accounts receivable                                                      (14,299)
inventory                                                                   7,828
Increase (decrease) in accrued expenses
and accounts payable                                                      (1,282)                       164,229
                                                                       ----------                     ---------
Total cash (used) provided by
operating activities                                                   $(467,640)                    $(148,550)

CASH FROM INVESTING
ACTIVITIES
Payment toward Acquisition
 of Hotel Movie Network                                                                                (66,716)
Payment for B2 Network                                                   (50,000)                            --
Purchase of equipment                                                     (5,523)
                                                                       ----------                     ---------
Total cash (used) provided by
operating activities                                                    $(55,523)                     $(66,716)

CASH FROM FINANCING
ACTIVITIES
Issuance of common stock                                                  426,332                       $98,500
Loans from shareholders                                                   125,050
Increase in notes payable                                                 120,000
                                                                       ----------                     ---------
Total cash provided by
Financing activities                                                     $546,332                      $223,550

Increase in cash                                                          $23,169                        $8,284

Beginning cash balance                                                     $1,093                             0
                                                                       ----------                     ---------
Ending cash balance                                                       $24,262                        $8,284
                                                                       ----------                     ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Preferred stock converted notes payable                                  $800,000
Issuance of shares for Compensation                                      $847,700
Issuance of shares for B2 Network                                        $100,000

See notes to financial statements


                                 B2DIGITAL, INC.


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2004
                               ------------------

1.  DESCRIPTION  OF  BUSINESS
We incorporated in the state of Colorado on June 8, 1983. We were administratively dissolved in 1997 and, as a part of winding up of our affairs, the directors acting as trustees, entered into a Plan of Merger in 1999 with Telecommunication Products, Inc. a newly formed entity and merged into it. The predecessor business was to act as a developer of data compression technology and video-conferencing software but ventured into other market opportunities. We failed in our business efforts prior to 2002. On July 20, 2004, Telecommunication Products, Inc. changed its name to B2Digital, Inc. and reincorporated in the State of Delaware.

We provide in-room, on-demand video entertainment and satellite services to the lodging industry. Our technology delivers DVD-quality images via traditional cable networks and satellite channels. We also provide pay-per-view and free-to-guest television service in small hotels in the U.S. and the Caribbean. On March 31, 2003, we entered into a contact for the acquisition of the assets of Hotel Movie Network, Inc., which consist of contract rights with Pay Per View and Cable/Satellite access for approximately 8,000 installed rooms, and associated hardware. The purchase transaction closed on August 1, 2003. The company launched a new product in June 2004 with the announcement of the strategic alliance agreement with Powerlinx and Choice Hotels International, one of the largest hotel franchise companies in the world with more than 5,000 hotels, inns, all-suite hotels and resorts open and under development in 44 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, Econo Lodge and MainStay Suites brand names.

Pursuant to the agreement, B2 Networks and B2Digital will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room Hotellinktv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow Powerlinx to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We will also actively market the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel & MDU Connectivity products later this month through our business-to-business marketing partner, Powerlinx, Inc.These products may be viewed at the web site: www.hotellinktv.com.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended March 31, 2004 and 2003 were filed on July 19, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2004.

2.  Summary  of  Significant  Accounting  Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2004, there was an accumulated deficit of $6,398,992 and a net stockholders' deficiency of $1,386,509. These factors, among others, may indicate that the company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

3.  Investment  in  B2Network.

During the quarter ended June 30, 2004, we acquired ten percent of B2Networks. The acquisition has been recorded as a purchase. The company has paid $150,000 and issued 2,667,000 shares valued at $100,000. B2Networks did not have significant operations during the quarter ended September 30, 2004.

4.  STOCKHOLDERS'  EQUITY

EQUITY
------
During the three months ended September 30, 2004, the Company issued common stock as follows:

ISSUANCE  OF  COMMON  STOCK  FOR  SERVICES.

During the quarter ended September 30, 2004, the Company issued an aggregate of 28,000,000 shares of common stock to consultants for services at $241,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the quarter ended September 30, 2004, the Company issued an aggregate of 9,000,000 shares of restricted common stock to for past services valued at $90,000

SALE  OF  COMMON  STOCK.

During the quarter ended September 30, 2004, the Company sold 12,470,161 shares of its common stock to investors for an aggregate amount of $126,026.

ISSUANCE  OF  SHARES  TO  B2NETWORK,  INC.
------------------------------------------

During the quarter ended September 30, 2004 the Company issued 1,000,000 restricted shares of common stock pursuant to a membership agreement with B2Networks, Inc. ("B2Networks").The issuance of these shares have been included in the calculation of the membership purchase price of B2Networks.

CANCELLATION  OF  COMMON  STOCK
-------------------------------

During the quarter ended September 30, 2004 the Company cancelled 3,400,000 shares of common stock. The original issuance was made in lieu of payment for services which were not fulfilled. Therefore, these shares were subsequently cancelled by the company.

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

The discussion and financial statements contained herein are for the three and six months ended September 30, 2004 and September 30, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

PERIOD  ENDED  SEPTEMBER  30, 2004 AS COMPARED TO THE PERIOD ENDED SEPTEMBER 30,
2003

RESULTS  OF  OPERATIONS

NET  REVENUE

We generated consolidated net revenues of $154,174 for the three month period ended September 30, 2004, as compared to $120,181 for the three month period ended September 30, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to acquisition of Hotel Movie Network which contributed all of our revenues for the quarter. We generated consolidated net revenues of $366,415 for the six month period ended September 30, 2004, as compared to $120,181 for the six month period ended September 30, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to acquisition of Hotel Movie Network which contributed all of our revenues for the quarter.

COST  OF  SALES
---------------

We incurred Cost of Sales of $86,979for the three month period ended September 30, 2004, as compared to $44,695 for the three month period ended September 30, 2003. Our Cost of Sales increase for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network. We incurred Cost of Sales of $160,343 for the six month period ended September 30, 2004, as compared to $44,695 for the six month period ended September 30, 2003. Our Cost of Salesincrease for this period when compared to the same period last year is due to the acquisition of Hotel Movie Network.

GROSS  PROFIT
-------------

We generated gross profit of $67,095 for the three month period ended September 30, 2004, as compared to $75,486 for the three month period ended September 30, 2003. The decrease in gross profit for this quarter when compared to the same quarter last year is due to increased programming costsWe generated gross profit of $206,072 for the six month period ended September 30, 2004, as compared to $75,486 for the six month period ended September 30, 2003. The increase in gross profit for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
------------------------------------------------

We incurred Selling, General and Administrative Expenses of $976,482 for the three month period ended September 30, 2004 as compared to $831,623 for the three month period ended September 30, 2003, respectively. Selling, General and Administrative Expenses in the current period increased due to anincrease in professional and consulting fees. We incurred costs of $1,509,631 for the six month period ended September 30, 2004 as compared to $1,144,096 for the six month period ended September 30, 2003, respectively. Selling, General and Administrative Expenses in the current period increased due to an increase in professional and consulting fees.

NET  INCOME  (LOSS)

We had a loss before taxes of $ 884,802 for the three month period ended September 30, 2004 as compared to aloss of $767,237 for the three month period ended September 30, 2003. The increase in loss is due to increase in our expenses including professional and consulting fees. We had a loss before taxes of $(1,364,899 for the six month period ended September 30, 2004 as compared to a loss of $1,090,810 for the six month period ended September 30, 2003. The increase in loss is due to an increase in our expenses including professional and consulting fees.

BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE
Our basic and diluted income (loss) per share for the three month period ended September 30, 2004 was $(.007) as compared to $(.019) for the quarter ended
September 30, 2003. Our basic and diluted income (loss) per share for the six month period ended September 30, 2004 was $(.015) as compared to $(.028) for the six month period ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $941,268 in current liabilities. Additionally, we currently estimate that we will need approximately $2,000,000 to continue operations through the end of the fiscal year 2005. These operating costs include general and administrative expenses and the deployment of inventory.

FINANCING  ACTIVITIES

We  entered  into  an  Investment  Agreement with Dutchess Private Equities Fund
L.P., also referred to as an Equity Line of Credit. This agreement provided that, following notice to Dutchess, we may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we were permitted to put pursuant to the Investment Agreement was be either:
(A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or
(B)  $10,000.  No  single  put  can  exceed  $1,000,000.

The equity agreement became effective February 12, 2004 and we sold 13,489,161 shares for a total of $544,396 in net proceeds from the investor through August 6, 2004.On August 9, 2004, the agreement was terminated by both parties.

 On August 5, 2004, we entered into an Investment Agreement with Equities First Holdings LLC, also referred to as an Equity Line of Credit. This agreement provides that, following notice to Equities First, we may put to Equities First up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.

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

Evaluation  of  disclosure  controls  and  procedures.  Our management, with the
------------------------------------------------------
participation of our chief executive officer and interim chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes  in  internal controls. There was no change in our internal control over
-------------------------------
financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ITEM 1. LEGAL PROCEEDINGS.

In July 2003, we were served with a lawsuit from William B. Krusheski in United States District court for Southern District of California. The complaint seeks in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. In June 2004, the county court of San Diego, California awarded a default judgment in favor of Mr. Krusheski in the amount of $135,000. The company has offered payments of $5,000 per month until the debt is settled. We have to date had no response from Mr. Krusheski.

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

In March 2004, Mr. Dennis H. Johnston, a former Director and General Counsel of the company, filed a lawsuit in the state of California seeking back salary and stock for his service to the Company. We responded with a motion to strike and a motion for demurrer. We subpoenaed several individuals, corporations and certain documentation. In July, Mr. Johnston filed a "Motion to Quash" which was denied. On August 3, 2004, Mr. Johnston dismissed the lawsuit.

Other than the legal matters disclosed above, we are not aware of any litigation or potential litigation affecting us or our assets.

ITEM  2.  CHANGES  IN  SECURITIES.

(a)  Not  Applicable.

(b)  Not  Applicable.

(c)  Recent  Sales  of  Unregistered  Securities

During  the  quarter  ended  September  30,  2004,  we  issued:

ISSUANCE  OF  COMMON  STOCK  FOR  SERVICES.

On July 22, 2004, the Company issued 6,000,000 shares of restricted common stock in exchange for past services valued at $60,000.00

On August 10, 2004, the Company issued 2,000,000 shares of restricted common stock in exchange for past services valued at $20,000.00

On August 10, 2004, the Company issued 1,000,000 shares of restricted common stock in exchange for past services valued at $10,000.00

Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

SALES  OF  COMMON  STOCK.

On July 22, 2004, the Company sold 6,000,000 shares of common stock in exchange for $60,000.00 to an accredited investor.

On July 23, 2004, the Company sold 666,667 shares of common stock in exchange for $10,000.00 to an accredited investor.

On August 6, 2004, the Company sold 803,494 shares of common stock in exchange for $6,026.00 to an accredited investor

On August 13, 2004, the Company sold 5,000,000 shares of common stock in exchange for $50,000.00 to an accredited investor

ISSUANCE  OF  SHARES  TO  B2NETWORK,  INC.
------------------------------------------
On August 10, 2004 the Company issued 1,000,000 restricted shares of common stock pursuant to a membership agreement with B2networks, Inc. ("B2network").The issuance of these shares have been included in the calculation of the membership purchase price of B2network.

CANCELLATION  OF  COMMON  STOCK During  the quarter  ended  September  30, 2004,
-------------------------------
3,400,000 shares of common stock were cancelled. The original issuance was made in lieu of payment for services which were not fulfilled. Therefore, these shares were subsequently cancelled by the company.

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

(d)  Not  Applicable.

Item  3.  Defaults  Upon  Senior  Securities.

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  Applicable.

Item  5.  Other  Information.

0n July 21 2004, Telecommunication Products, Inc. changed its name to B2Digital, Inc. With the filing of Articles of Merger with the Delaware Secretary of State, we were re-domiciled from Colorado to Delaware, and our number of authorized common shares was increased to 500,000,000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

Number     Exhibit     Description
------     -------     -----------
1 Agreement between the Company and Benchmark Securities, Inc., dated January 16, 2003 (including the following exhibits: Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (see below).
2.1 Asset Purchase Agreement between the Company and Omega Funding, Inc., dated January 20, 2003 (incorporated by reference to Exhibit 1 of the Form 8-K filed on January 31, 2003).
2.2 Asset Purchase Agreement between the Company and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).
3.1 Restated Articles of Incorporation (filed as an exhibit to the company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)
3.2  Bylaws  (incorporated  by  reference  to  Exhibit  3.2  of  the  company's
Registration  Statement  on  Form  S-18,  Registration  No.  2-86781-D)
4.1  Non-Employee  Directors  and Consultants Retainer Stock Plan, dated January
22, 2002 (filed as an exhibit to the company's Registration Statement on Form S-8 on January 29, 2002 and incorporated by reference herein).
4.2 Employee Stock Incentive Plan, dated January 22, 2002 (filed as an exhibit to the company's Registration Statement on Form S-8 on January 29, 2002 incorporated by reference herein)
4.3 Amended and Restated Stock Incentive Plan (Amendment No, 2),dated June 8, 2004(incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 8, 2004).
10.1 Employment Agreement dated January 25, 2002, with Robert C. Russell Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002
10.2 Employment Agreement dated January 25, 2002, with Dennis H. Johnston Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002
10.3 Consulting Agreement between the Company and Herbert Cannon, dated May 27, 2002( Incorporated by reference to 10KSB filed July 25, 2003)
10.4 Consulting Agreement between the Company and Stephen Boylan, dated September 18, 2002 Incorporated by reference to 10KSB filed July 25, 2003)
10.5 Consulting Agreement between the Company and Benchmark Securities Group, Inc., dated January 16, 2003 Incorporated by reference to 10KSB filed July 25,
2003)
10.6 Consulting Agreement between the Company and CSI Partners Ltd. Incorporated by reference to 10KSB filed July 25, 2003)
10.7 Acquisition Agreement between the Company and Coast Communications, Inc. dated March 31, 2003 (Incorporated by reference to 8-K filed April 18, 2003")
10.8 Schedule 1 Employment Agreements with Paul La Barre and Ernest McKay; (Incorporated by reference to 8-K filed April 18, 2003)

10.9 Schedule 2, Promissory notes (Incorporated by reference to 8-K filed April 18, 2003)
10.10 Schedule 3 Security Agreement (Incorporated by reference to 8-K filed April 18, 2003)
10.11 Investment Agreement with Dutchess Private Equities Fund, LP dated September 5, 2003. (Incorporated by reference to an 8-K filed September 9, 2003)
10.12 Consulting agreement with Stephen J. Boylan (Incorporated by reference to an S-8 filed on September 19, 2003)
10.13  Agreement  with  EchoStar  Satellite  Corp.  dated  November  11,  2003
(Incorporated  by  reference  to  a  10-QSB  filed  on  February  23,  2004)
10.14  Consulting  agreement  with  Theodore  Smith  dated  December  16,  2003
(Incorporated  by  reference  to  an  S-8  plan  dated  January  16,  2004)
10.15  Consulting  agreement  with  Blaine  Group  dated  December  16,  2003
(Incorporated  by  reference  to  an  S-8  plan  dated  January  16,  2004)
10.16  Consulting  agreement  with  Geoffrey  Eiten  dated  January  9,  2004
(Incorporated  by  reference  to  an  S-8  plan  dated  January  16,  2004)
10.17 Asset Purchase agreement between the Company and Eagle West Communications, Inc. dated April 3, 2004 (Incorporated by reference to 8-K filed April 5, 2004)
10.18 Marketing and Services Agreement between the company and InnNovations Multimedia Systems Inc dated April 12, 2004 (Incorporated by reference to 8-K filed April 12, 2004).
10.19 Member Interest Purchase agreement between the company and B2Networks, Inc. dated April 23, 2004 (Incorporated by reference to 8-K filed April 23,
2004).
10.20 Consulting Agreement with Roger Green dated February 4, 2004 (Incorporated by reference to an S-8 plan dated May 4, 2004).

10.21  Consultant  Agreement  with  Marcia  A.  Pearlstein

10.22  Investment  Agreement  with  Equities  First  Holding,  LLC

10.23  Registration  Rights  Agreement  with  Equities  First  Holding,  LLC

14.1  Code  of  Ethics  (Incorporated by reference to 10KSB filed July 19, 2004)
31.1  Section  302  Certification  of  the  Chief  Executive  Officer.

31.1  Section  302  Certification  of  the  Interim  Chief  Financial  Officer.

32.2 Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer (b) Reports on Form 8-K

On August 12, 2004, we filed a report on Form 8-K, reporting under Item 5, Other Events and Reg. FD Disclosure, that on August 3, 2004, we amended our investment agreement with B2 Networks, Inc. The investment agreement required us to issue 1,666,667 shares of our common stock and make incremental payments totaling $500,000 (five hundred thousand) in exchange for 20% of B2 Networks. The amendment to this agreement reduced our investment to 10% or 110 shares in exchange for $200,000 and the issuance of 2,667,000 common shares. To date, we have made payments of $150,000 and issued 2,667,000 common shares.

On July 23, 2004, we amended our Form 8-K dated April 5, 2004, whereby we reported that on April 3, 2004, we entered into an Asset Purchase Agreement with Eagle West Communications, Inc., a Nevada corporation ("Seller"), and Eagle West, LLC.("Operator"). The Operator owns certain cable television systems serving communities in Arizona, Nevada and New Mexico. Seller entered into an asset purchase agreement to buy the assets from Operator. Under the terms of the Agreement, we agreed to purchase all of the Seller's assets and properties used in connection with the operation of this business, with no assumption of liabilities. The terms of the Agreement required us to pay the purchase price for these assets, which is the sum of (a)$100,000, earnest money and (b)$1,600,000 upon closing pending bankruptcy court approval.

On May 5, 2004 the bankruptcy court approved the Asset Purchase Agreement. On July 8, 2004, the Seller informed us that the Operator has not yet to date met all the terms and conditions of the contract including delivering assets free from liens and liabilities. We paid $100,000 in connection with the Agreement.

On August 10, 2004, the Seller and the Company signed a mutual release and the Seller returned the $100,000, earnest money.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November  16,  2004

B2DIGITAL,  INC.

  By:  /s/  Robert  Russell
   -----------------------------------------
       Robert  Russell,  President,  Chief  Executive  Officer.

    /s/  Marcia  Pearlstein
   -----------------------------------------
       Marcia  Pearlstein,  Secretary  and  Interim  Chief  Financial  Officer.