Form 10QSB
period 2004-12-31
B2Digital, Inc.
filed 2005-02-23
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 0-11882

                             B2DIGITAL, INCORPORATED
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 291,370,939shares of common stock, par value of $.001 per share, as of February 10, 2005.

 ITEM 1 - FINANCIAL STATEMENTS

                             B2DIGITAL, INCORPORATED
                           BALANCE SHEETS (Unaudited)

                                                     December 31, 2004 March 31, 2004
                                                      -------------    -------------
ASSETS

CURRENT ASSETS

Cash                                                  $       6,491    $       1,093
Accounts receivable                                          75,322           60,404
Inventories                                               1,387,471        1,371,366
                                                      -------------    -------------
Total current assets                                      1,469,284        1,432,863
                                                      -------------    -------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                          150,621          232,723
Investment in B2Networks, at cost                            50,000
Product/ software development                               215,973
                                                      -------------    -------------
TOTAL ASSETS                                          $   1,885,877    $   1,665,586
                                                      =============    =============
LIABILITIES AND STOCKOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accruals:                        $     737,979    $     532,550
Related party loans payable                                 215,000          215,000
Note payable                                                297,500
Bond payable                                                 75,000           75,000
                                                      -------------    -------------
Total current Liabilities                                 1,325,479          822,550
                                                      -------------    -------------
Convertible notes payable                                 1,438,678        1,438,678
Note payable related party                                  800,000
                                                      -------------    -------------
                                                          2,238,678        1,438,678
                                                      -------------    -------------
STOCKHOLDERS' DEFICIENCY

Preferred stock non voting $1 par value: 50,000,000
shares authorized, 800,000 shares issued;                                    800,000
Common stock $.001  par value: 500,000,000 shares
authorized; 74,706,704 shares issued
and outstanding March 31, 2004;
232,869,109    shares issued
and outstanding December 31, 2004                         6,443,043        3,638,451

Accumulated deficit                                      (8,071,323)      (5,034,093)
Stock subscription receivable                               (50,000)
                                                      -------------    -------------
Total stockholders' equity                            $  (1,678,280)   $    (595,642)
                                                      -------------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $   1,885,877    $   1,665,586
                                                      =============    =============

See notes to financial statements

                                 B2DIGITAL, INC.
                       STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended:                  December 31, 2004 December 31, 2003
                                       -------------    -------------
REVENUES                               $     167,233    $     167,801
                                       -------------    -------------
EXPENSES
Cost of sales                                 87,669    $      79,717
Selling, general and administration        1,679,284          154,487
Interest                                      72.610           12,643
                                       -------------    -------------
Total expenses                         $   1,839,563    $     246,847
                                       -------------    -------------
NET INCOME (LOSS)                      $  (1,672,330)   $     (79,046)
                                       =============    =============
Basic and diluted earnings per share
Net income (loss)                      $       (.008)   $       (.001)
                                       =============    =============
WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING                              186,697,000       19,660,000


Nine Months Ended:                   December 31, 2004  December 31, 2003
                                       -------------    -------------
REVENUES                               $     533,648    $     287,982
                                       -------------    -------------
EXPENSES

Cost of sales                                248,012    $     124,412
Selling, general and administration        3,188,916        1,298,583
Interest                                     133,950           34,843
                                       -------------    -------------
Total expenses                         $   3,570,877    $   1,457,838
                                       -------------    -------------
NET INCOME (LOSS)                      $  (3,037,230)   $  (1,169,856)
                                       =============    =============
Basic and diluted earnings per share
Net income (loss)                      $       (.015)   $       (.027)
                                       =============    =============
WEIGHTED-AVERAGE COMMON SHARES
 OUTSTANDING                             191,152,000       42,009,000

See notes to financial statements

                                 B2DIGITAL, INC.
                STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
                      NINE MONTHS ENDING DECEMBER 31, 2004

                             Common           Common         Preferred       Preferred
                             Stock            Stock           Stock           Stock           Accumulated
                             Shares           Amount          Shares          Amount           Deficit            Total
                          -------------    -------------   -------------    -------------    -------------    -------------
BALANCE AT
MARCH 31, 2004,              74,706,704    $   3,638,451         800,000    $     800,000    $  (5,034,093)   $    (595,642)


Net loss for the
period                               --               --              --               --       (3,037,230)      (3,037,230)

Issuance of stock
for B2Network 2,667,000          50,000               --              --               --           50,000

Issuance of stock
for services                 88,400,000          775,700              --               --               --          775,700

Conversion of
Preferred stock for
Debt                                 --               --        (800,000)        (800,000)              --         (800,000)

Common stock returned        (7,700,000)              --              --               --               --               --

Issuance of stock
for cash                     72,786,405        1,878,892              --               --               --        1,878,892

Issuance of stock
for options                   2,000,000          100,000              --               --               --          100,000
                          -------------    -------------   -------------    -------------    -------------    -------------
BALANCE AT
DECEMBER 31, 2004           232,860,109    $   6,443,043              --    $          --    $  (8,071,323)   $  (1,628,280)
                          =============    =============   =============    =============    =============    =============

See notes to financial statements

                                 B2DIGITAL, INC.
                       STATEMENT OF CASH FLOWS (Unaudited)
                      NINE MONTHS ENDING DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Nine Months Ended:                                      December 31, 2004  December 31, 2003
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $(3,037,230)   $(1,169,856)
Adjustments to reconcile net income to
net cash provided by operating activities

Depreciation                                                      87,675         63,719
Stock issued for services                                        775,700        849,596
(Increase) decrease in
accounts receivable                                              (14,918)        25,703
inventory                                                        (16,104)           275
Increase (decrease) in accrued expenses
and accounts payable                                              (9,571)        91,041
                                                             -----------    -----------
Total cash (used) provided by
operating activities                                         $(2,214,448)   $  (139,522)

CASH FROM INVESTING
ACTIVITIES
Payment toward Acquisition
of Home Movie Network                                                           (66,716)
Payment for B2Network                                            (50,000)            --
Purchase of equipment                                             (5,573)        (1,519)

Increase in product/software development                        (215,973)
                                                             -----------    -----------
Total cash (used) provided by
operating activities                                         $  (271,546)   $   (68,235)

CASH FROM FINANCING
ACTIVITIES

Issuance of common stock                                     $ 1,978,892    $    98,500
Loans from shareholders                                                         125,050
Increase in notes payable                                        512,500
                                                             -----------    -----------

Total cash provided by
Financing activities                                         $ 2,491,392    $   223,550

Increase in cash                                             $     5,398    $    13,822

Beginning cash balance                                       $     1,093              0
                                                             -----------    -----------
Ending cash balance                                          $     6,491    $    13,822
                                                             -----------    -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Preferred stock converted notes payable                      $   800,000
Issuance of shares for Compensation                          $   775,700
Issuance of shares for B2Digital                             $   100,000

See notes to financial statements

                                 B2DIGITAL, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               December 31, 2004

1. DESCRIPTION OF BUSINESS

General

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

We provide in-room, on-demand video entertainment and satellite services to the lodging industry. Our technology delivers DVD-quality images via traditional cable networks and satellite channels. We also provide pay-per-view and free-to-guest television service in small hotels in the U.S. and the Caribbean. On March 31, 2003, we entered into a contract for the acquisition of the assets of Hotel Movie Network, Inc., which consist of contract rights with Pay Per View and Cable/Satellite access for approximately 8,000 installed rooms, and associated hardware. The purchase transaction closed on August 1, 2003.

On March 6, 2004, we entered into a Letter of Agreement with B2 Networks, LLC, whereby B2 Networks would provide data center facilities, management systems for video and set top services and assist with operating the Hotel Link services. On April 23, 2004, we agreed to purchase 20% of B2 Networks, LLC in exchange for 1,667,667 shares of common stock and $500,000. On August 2004, we amended this agreement to reduce the amount of purchase to 10% of the LLC in exchange for $200,000 and 2,667,000 shares of common stock.

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

Pursuant to the agreement, B2 Networks and B2Digital will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room Hotellinktv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow Powerlinx to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We will also actively market the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel & MDU Connectivity products later this month through our business-to-business marketing partner, Power Linx, Inc. These products may be viewed at the web site: www.hotellinktv.com.

On December 15, 2004, we entered into an Letter of Agreement with B2 Networks, LLC whereby B2 Networks will provide certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month.

Subsequent Events

Subsequent to December 31, 2004, on January 20, 2005, B2Digital, Inc. entered into a Purchase Agreement with EuroSwiss Equities, Ltd., a privately-held Caribbean company, whereby BTWO agreed to purchase certain online casinos websites from EuroSwiss, including marketing rights and back office support (the "Assets"). In exchange for the Assets, we agreed to pay EuroSwiss $300,000.00 and issue 1,000,000 shares of the BTWO's Series A to secure payment. .

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended March 31, 2004 and 2003 were filed on July 19, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

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

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2004, there was an accumulated deficit of $8,071,323 and a net stockholders' deficiency of $1,678,280. These factors, among others, may indicate that the company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

3. Investment in B2Network.

During the quarter ended June 30, 2004, we acquired ten percent of B2Networks. The acquisition has been recorded as a purchase. The company has paid $2000,000 and issued 2,667,000 shares valued at $100,000. B2Networks did not have significant operations during the quarter ended December 31, 2004.

4. STOCKHOLDERS' EQUITY

EQUITY

During the three months ended December 31, 2004, the Company issued common stock as follows:

ISSUANCE OF COMMON STOCK FOR SERVICES.

During the quarter ended December 31, 2004, the Company issued an aggregate of 8,000,000 shares of common stock to consultants for services at $77,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the quarter ended December 31, 2004, the Company issued an aggregate of 10,000,000 shares of restricted common stock to an investor and certain consultants for legal services for future and past services valued at $72,000.

SALE OF COMMON STOCK.

During the quarter ended December 31, 2004, the Company sold 56,000,000 shares of its common stock to investors for an aggregate amount of $369,200.

ISSUANCE OF SHARES TO B2NETWORK, INC. / GREG P. BELL
During the quarter ended December 31, 2004 the Company issued 10,000,000 restricted shares of common stock pursuant to a future employment agreement with Greg P. Bell.


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

The discussion and financial statements contained herein are for the three and nine months ended December 31, 2004 and December 31, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

PERIOD ENDED DECEMBER 31, 2004 AS COMPARED TO PERIOD ENDED DECEMBER 31, 2003

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $167,233 for the three month period ended December 31, 2004, as compared to $167,801 for the three month period ended December 31, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to acquisition of Hotel Movie Network which contributed all of our revenues for the quarter. We generated consolidated net revenues of $533,648 for the nine month period ended December 31, 2004, as compared to $167,801 for the nine month period ended December 31, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to acquisition of Hotel Movie Network which contributed all of our revenues for the quarter.

COST OF REVENUE

We incurred cost of revenue of $87,669 for the three month period ended December 31, 2004, as compared to $79,717 for the three month period ended December 31, 2003. Our cost of revenue increase for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network. We incurred cost of revenue of $248,012 for the nine month period ended December 31, 2004, as compared to $124,412 for the nine month period ended December 31, 2003. Our cost of revenue increase for this period when compared to the same period last year is due to the acquisition of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $79,564 for the three month period ended December 31, 2004, as compared to $88,084 for the three month period ended December 31, 2003. The increase in gross profit for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network. We generated gross profit of $285,636 for the nine month period ended December 31, 2004, as compared to $163.570 for the nine month period ended December 31, 2003. The increase in gross profit for this quarter when compared to the same quarter last year is due to the acquisition of Hotel Movie Network.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred costs of $1,679,284 for the three month period ended December 31, 2004 as compared to $154,487 for the three month period ended December 31, 2003, respectively. General, administrative and selling expenses in the current period increased is due to the increase in professional and consulting fees. We incurred costs of $3,188,916 for the nine month period ended December 31, 2004 as compared to $1,298,583 for the nine month period ended December 31, 2003, respectively. General, administrative and selling expenses in the current period increased due to the increase in professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $(1,672,330) for the three month period ended December 31, 2004 as compared to an income of $(79,046) for the three month period ended December 31, 2003. The increase in loss is due to increase in our expenses including professional and consulting fees. We had a loss before taxes of $(3,037,230) for the nine month period ended December 31, 2004 as compared to an income of $(1,169,856) for the nine month period ended December 31, 2003. The increase in loss is due to increase in our expenses including professional and consulting fees.

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Our basic and diluted income (loss) per share for the three month period ended December 31, 2004 was $(.008) as compared to $(.001) for the quarter ended December 31, 2003. Our basic and diluted income (loss) per share for the nine month period ended December 31, 2004 was $(.015) as compared to $(.027) for the nine month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $1,325,479 in current liabilities. Additionally, we currently estimate that we will need approximately $2,000,000 to continue operations through the end of the fiscal year 2005. These operating costs include general and administrative expenses and the deployment of inventory.

FINANCING ACTIVITIES

On September 5, 2003, we entered into an Investment Agreement with Dutchess Private Equities Fund L.P., also referred to as an Equity Line of Credit. This agreement provided that, following notice to Dutchess, we may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The equity agreement became effective February 12, 2004 and we sold 12,019,000 shares for a total of $528,370 in net proceeds from the investor through June 30, 2004. The remaining amount available under the put at June 30, 2004 was $4,471,630. On August 9, 2004, the agreement was terminated by both parties.

 On August 5, 2004, we entered into an Investment Agreement with Equities First Holdings LLC, also referred to as an Equity Line of Credit. This agreement provides that, following notice to Equities First, we may put to Equities First up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The equity agreement became effective September 17, 2004 and we sold 67,600,000 shares for a total of $449,200 in net proceeds from the investor through December 31, 2004. On January 10, 2005, the agreement was terminated by both parties.

Subsequent to December 31, 2004, on January 14, 2005, B2Digital, Inc. entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund II, LP. This Agreement provided that, following notice to the investor, we may put to the Investor up to $12,500,000 of our common stock for a purchase price equal to 94% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board during the five day period following that notice.

On February 10, 2005, the parties agreed to terminate this Agreement. B2Digital remains a party to a note due to Dutchess on February 25, 2005 in the amount of $26,400.

OTHER ACTIVITIES

On December 15, 2004, we entered into an Letter of Agreement with B2 Networks, LLC whereby B2 Networks will provide certain operations assistance in connection with its B2Digital TV System to the company in exchange for a portion of the gross revenue or $10,000 per month.

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

                           Part II - OTHER INFORMATION


Item 1. Legal Proceedings.

In July 2003, we were served with a lawsuit from William B. Krusheski in United States District Court for Southern District of California. The complaint sought in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. In June 2004, the county court of San Diego, California awarded a default judgment in favor of Mr. Krusheski in the amount of $135,000. The company has offered payments of $5,000 per month until the debt is settled. We have to date had no response from Mr. Krusheski.

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

Other than the legal matters disclosed above, we are not aware of any litigation or potential litigation affecting us or our assets as of December 31, 2004.


Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds During the quarter ended December 31, 2004, we issued the following unregistered equity securities:

During the quarter ended December 31, 2004, we issued:

ISSUANCE OF COMMON STOCK FOR SERVICES.

On October 28, 2004, the Company issued 2,000,000 shares of restricted common stock to retain legal counsel. These shares were valued at $16,000.00.

On November 10, 2004, the Company issued 10,000,000 shares of restricted common stock as part of a future employment agreement. These shares were valued at $100,000.00.

On December 8, 2004, the Company issued 8,000,000 shares of restricted common stock in exchange for past services. These shares were valued at $72,000.00.

Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

SALES OF COMMON STOCK.

On October 28, 2004, the Company sold 9,600,000 shares of common stock in exchange for $58,200.00 to an accredited investor.

On November 5, 2004, the Company sold 9,600,000 shares of common stock in exchange for $58,200.00 to an accredited investor.

On November 6, 2004, the Company sold 9,600,000 shares of common stock in exchange for $58,200.00 to an accredited investor.

On November 8, 2004, the Company sold 9,600,000 shares of common stock in exchange for $58,200.00 to an accredited investor.

On November 9, 2004, the Company sold 9,600,000 shares of common stock in exchange for $58,200.00 to an accredited investor.

On November 10, 2004, the Company sold 9,600,000 shares of common stock in exchange for $58,200.00 to an accredited investor.

On December 12, 2004, the Company sold 10,000,000 shares of common stock in exchange for $58,200.00 to an accredited investor

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.


Item 5. Other Information.

On October 15, 2004, shareholders of B2Digital, Incorporated resolved to increase the number of outstanding shares from 500,000,000 shares, $.001 par value to 900,000,000 shares, $.001 par value and to amend the Articles to authorize 50,000,000 shares of preferred stock, $.001 par value. These actions became effective subsequent to December 31, 2004.


Item 6. Exhibits

(a) Exhibits

Number            Exhibit           Description
------            -------           -----------

1 Agreement between the Company and Benchmark Securities, Inc., dated January 16, 2003 (including the following exhibits: Exhibit B: Form of Warrant).

2.1 Asset Purchase Agreement between the Company and Omega Funding, Inc., dated January 20, 2003 (incorporated by reference to Exhibit 1 of the Form 8-K filed on January 31, 2003).

2.2 Asset Purchase Agreement between the Company and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).

3.1(a) Restated Articles of Incorporation (filed as an exhibit to the company's
      Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.1(b) Amendment to Articles of Incorporation

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1 2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on January 11, 2005 and incorporated by reference herein).

10.1 Employment Agreement dated January 25, 2002, with Robert C. Russell (Incorporated by reference from 10K in dated March 31, 2002, filed July 1, 2002 attached)

10.2 Marketing and Services Agreement between the company and InnNovations Multimedia Systems Inc dated April 12, 2004 (Incorporated by reference to 8-K filed April 12, 2004).

10.3 Member Interest Purchase Agreement between the company and B2Networks, Inc. dated April 23, 2004 (Incorporated by reference to 8-K filed April 23, 2004).

10.4 Consultant Agreement with Marcia A. Pearlstein (incorporated by reference from Form 10-QSB dated September 30, 2004).

10.5 Membership Interest Agreement with B2 Networks, LLC, as amended (incorporated by reference to Form 8-K filed August 12, 2004)

10.6  Operations Agreement with B2 Networks LLC

10.7 Purchase Agreement with EuroSwiss (filed with Form 8-K dated January 20, 2005 and incorporated by reference herewith)

10.8  Employment Agreement with Robert Russell (Effective January 25, 2005)

14.1  Code of Ethics (Incorporated by reference to 10KSB filed June 19, 2004)

31.1 Section 302 Certification of the Chief Executive Officer. 31.2 Section 302 Certification of the Interim Chief Financial Officer.

32.2 Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 22, 2005

B2DIGITAL, INCORPORATED

By: /s/  Robert  Russell
    -----------------------------------------
    Robert  Russell,
    President, Chief  Executive  Officer.


    /s/  Marcia  Pearlstein
    -----------------------------------------
    Marcia  Pearlstein,
    Secretary  and  Interim  Chief  Financial  Officer.