Form 10KSB
period 2005-03-31
B2Digital, Inc.
filed 2005-08-11
CIK 725929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE YEAR ENDED MARCH 31, 2005

                         Commission File Number 0-11882


                             B2DIGITAL, INCORPORATED
                 (Name of Small Business Issuer in its Charter)


                                    DELAWARE
                 (State or Other Jurisdiction of Incorporation)


                                   84-0916299
                      (I.R.S. Employer Identification No.)


          9171 Wilshire Blvd., Suite B, Beverly Hills, California 90210
                    (Address of principal Executive Offices)


               ISSUER'S TELEPHONE NUMBER ISSUER'S FACSIMILE NUMBER
                     Tel (310) 281-2571 Fax (310) 281-0042


         Securities registered under Section 12(b) of the Exchange Act:
                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK- $.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the year ended March 31, 2005 were $683,746.

As of July 8, 2005, there were 403,870,939 shares of Common Stock issued and outstanding.

The aggregate market value of the Issuer's common stock held by non-affiliates was $1,488,367 based on the closing price of the Issuer's common stock on July 8, 2005 of $.004.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                 B2DIGITAL, INC.
                                TABLE OF CONTENTS

PART  I                                                                           PAGE NO.

ITEM  1     DESCRIPTION OF BUSINESS                                                  4
ITEM  2     DESCRIPTION OF PROPERTY                                                 14
ITEM  3     LEGAL PROCEEDINGS                                                       14
ITEM  4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     15

PART  II
ITEM  5     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                   15
ITEM  6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION               18
ITEM  7     FINANCIAL STATEMENTS                                                    26
ITEM  8     CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL  DISCLOSURE                                                  38
ITEM 8A     CONTROLS AND PROCEDURES                                                 38
ITEM 8B     OTHER INFORMATION                                                       38

PART  III
ITEM  9     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      38
ITEM  10    EXECUTIVE COMPENSATION
ITEM  11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS                                        41
ITEM  12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM  13    EXHIBITS                                                                43
ITEM  14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                  44

                                     PART I

ITEM  I.  BUSINESS

OVERVIEW

The "Company" or "B2Digital", is a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. B2Digital has a base of approximately 8,000 installed rooms, which consist of contract rights of Hotel Movie Networks with Pay Per View and Cable/Satellite access, and associated Hardware and Peripherals. The purchase of Hotel Movie Network, enabled B2Digital to provide in-room video entertainment and information services on several platforms. The Video On Call system allows hotel guests to select, at any time, movies through the television set in their hotel rooms. The PPV S-8 system is a reliable basic Pay Per View system that allows the Company to enter the Mid to Small hospitality market on a cost effective basis.

In addition to movies, B2Digital's platforms provide for in-room viewing of select cable channels (such as HBO, Starz Encore, ESPN, CNN and the Disney Channel) and other interactive and information services, which include the capability for high-speed Internet access. B2Digital primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. B2Digital offers services predominantly in the smaller franchise hotel categories serving business travelers and other unaffiliated hotels.

All of the installed rooms of Hotel Movie Network are located in the United States and its territories.

The Company launched new product in June 2004 which enables B2Digital to supply Point-to-Point Wireless Local Loop internet connectivity in each contracted hotel room through the B2 Wireless Access Point (B2WAP) which connects to the in-room B2digitaltv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow us to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We will also actively market the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel & MDU Connectivity products later this year through a business-to-business marketing partner. The Company has an additional 5000 rooms equipped with this new service.

These products may be viewed at the web site: www.B2digitaltv.com

HISTORY

B2Digital, Inc. (referred to herein as "B2Digital", the "Company", or "BTWO"), a technological development corporation, was incorporated in Colorado on June 8, 1983. It was administratively dissolved in 1997 and as a part of winding up of its affairs, the directors acting as trustees, entered into a Plan of Merger in 1999 with Telecommunication Products, Inc. a newly formed entity and merged into it and then purchased Interleisure S.A. a privately held company incorporated under the laws of the commonwealth of the Dominican Republic. The predecessor business was to act as a developer of data compression technology and video-conferencing software but then ventured into other market opportunities. The Company failed in its business efforts prior to 2002. On July 20, 2004, Telecommunication Products, Inc. changed its name to B2Digital, Inc. With the filing of Articles of Merger with the Delaware Secretary of State, we were redomiciled from Colorado to Delaware, and our number of authorized common shares was increased to 500,000,000. Effective January 12, 2005, we amended our Articles of Incorporation to increase our authorized common stock to 900,000,000 shares of common stock and to authorize 50,000,000 shares of preferred stock. 2,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock.

On September 2002, we entered into an Letter of Intent with Coast
Communications, Inc. for the acquisition of the assets of privately-held Hotel Movie Networks, Inc., a Nevada Corporation domiciled in Mesa, Arizona. Such assets consist of inventory, contracts and contract rights with certain production studios.

In January 2003, B2Digital purchased a complete inventory of guest entertainment systems from Omega Funding, Inc. consisting of hardware and peripherals for $100,000 in cash and 1,900,000 shares of common stock. This inventory can supply the necessary hardware for deployment into over 100,000 guest rooms at a savings over the current industry average installation cost per room.

In March 2003, the Company entered into an agreement to purchase the assets of Hotel Movie Networks, Inc. ("HMN") which made the Company a supplier of Video On Demand ("VOD") and Satellite Guest Entertainment systems to the mid-market hospitality industry. The purchase included a customer base of over 8,000 rooms through contract rights. These contracts consist mainly of "Free-to-Guest" or "Pay-per-Stay" guest services. The transaction closed on August 1, 2003. The former shareholders of Hotel Movie Network received 2,000,000 shares of our common stock and $150,000 cash. Additionally, we issued a $1,000,000 Convertible note that pays 7.5% interest per annum.

Through the purchase of assets of Hotel Movie Network, we supply Video On Demand and Satellite Guest Entertainment systems to the mid-market hospitality industry. The purchase of the assets of Hotel Movie Networks, Inc. provides affiliation with an established network of professional guest systems installation contractors who are experienced and familiar with the Hotel Movie Network business model.

On November 2003, the Company entered into an agreement with EchoStar and Dish Network which enables the Company to purchase programming at a favorable discount.

We intend to bring consumers a quality experience through video on demand and through providing traditional cable, satellite and internet access to users of Hotel Movie Network Our web site is www.b2digitaltv.com.

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

Pursuant to the agreement, B2 Networks and B2Digital will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room Hotellinktv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow Powerlinx to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We will also actively market the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel & MDU Connectivity products later this month through our business-to-business marketing partner, Powerlinx, Inc. These products may be viewed at the web site: www.b2digitaltv.com.

On December 15, 2004, we entered into an Letter of Agreement with B2 Networks, LLC whereby B2 Networks will provide certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month.

On January 20, 2005, B2Digital, Inc. entered into a Purchase Agreement with EuroSwiss Equities, Ltd., a privately-held Caribbean company, whereby BTWO agreed to purchase certain online casinos from EuroSwiss, including marketing rights and back office support (the "Assets"). In exchange for the Assets, we agreed to pay EuroSwiss $300,000.00 and 1,000,000 shares of the BTWO's Series A Convertible Preferred Stock, payable over three months. This agreement was subsequently terminated on May 4, 2005. No consideration was given to Euroswiss.

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

OUR BUSINESS

Manual functions of the equipment and system are limited to changing videocassettes once per month and will be all handled by B2Digital's service personnel, who also update the system's movie titles screens. Hotel Movie Network's information system is capable of generating regular reports of guests' entertainment selections, permitting to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie and by providing more copies of the most popular programming titles to the hotels.

Increased deployment of high-speed, two-way digital communications capability may enable B2Digital to provide more advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

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

B2Digital will undertake a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property, the quality of the cabling and antenna system at the hotel, and the configuration of the system installed, the installation cost of a new, on-demand system with movies, guest services, including the head-end equipment averages from approximately $80 to $120 per room.

The installation cost of a system with digital content storage is approximately $45 per room higher than the system in the same size hotel. The system can be modified to enable On Call functionality for movies, games, Internet, and guest services at a cost of $280 per room. Video On Call will only be installed in association with videocassette players, rather than digital content storage, in certain markets due to constraints placed on B2Digital by most movie studios that provide B2Digital with movie content.

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

SERVICES

                           Pay-Per-View Movie Services

B2Digital provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and independent non-rated motion pictures for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose up to 30 different movies with a Video On Call system, or from eight to twelve movies with a scheduled system.

B2Digital obtained non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, B2Digital obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. B2Digital attempts to license pictures as close as possible to the motion pictures' theatrical release date to benefit from the studios' advertising and promotional efforts. B2Digital also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

B2Digital provides service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, B2Digital installs its system into the hotel at B2Digital's cost and B2Digital retains ownership of all its equipment used in providing the service. B2Digital has required the hotels to provide televisions. B2Digital's contracts with hotels generally provide that B2Digital will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit B2Digital to set the movie price. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect movie-viewing charges from their guests and retain a commission equal to a negotiated percentage of the total pay-per-view revenue, which varies in relationship with the size and profitability of the system. Some contracts also require B2Digital to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, B2Digital generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

The revenue which is generated from pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace and, over time, based on seasonal factors and general economic conditions. For instance, occupancy rates and revenues per room typically are higher during the summer months and lower during the winter months due to seasonal travel patterns. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of B2Digital is closely related to the performance of the business and Mid sized hotel segments of the lodging industry. Movie price levels are set based on the guest mix profile at each property and overall economic conditions. Currently, movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest.

Guest Programming Services

B2Digital also markets guest-programming services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks, which the hotel provides to guests at no additional cost. B2Digital provides hotels with guest programming services through a variety of arrangements, including having the hotel pay the company a monthly fee per room for each programming channel selected or including the cost or part of the cost of such programming within the Company's overall contractual arrangements with the hotel or hotels. B2Digital has a unique contract with each network vendor (approximately 30 vendors, serving 50-60 channels). Payment to network vendors is based on subscriber/room count but also use variables such as the combination of channels received, occupancy, volume, and penetration. The term of the contracts with network vendors average three to five years.

SUPPLIERS

In some cases B2Digital contracts directly with various electronics firms for the manufacture and assembly of its systems hardware. Historically, these suppliers have been dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages. In such event, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes could be made.

The head-end electronics for the Company's systems is assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where B2Digital employees trained technicians to install the system, typically assisted by independent contractors.

B2Digital, through its acquisition of Hotel Movie Network, maintains direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks. B2Digital believes its relationships with all suppliers are adequate.

SALES AND MARKETING

Substantially all revenue is derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors are expiring or have expired. B2Digital believes that opportunities for additional growth in the markets in the United States are more limited than in the past. The Company strategy for new customers is target both smaller hotels lower cost hotels as well. Management anticipates that the lower costs and flexibility afforded by the Company's products will make marketing to smaller hotels and some lower cost hotels economically attractive than in the past.

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

Existing contracts generally have a term of five to seven years from the date the system becomes operational. At expiration, B2Digital typically seeks to extend the term of the contract on then current market terms.

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

B2Digital is a competitive provider of in-room video entertainment services to the United States lodging industry. Domestically, B2Digital competes with smaller providers for the Mid to Small lodging market.

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

Furthermore, while the Company is addressing the likelihood of increased demand for Internet services in the hotel guestroom, B2Digital may face additional competition in this area from traditional as well as new competitors. In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential customers already are providing guest programming services to hotels and testing on-demand video. Some of these competitors may be better funded from public capital or private venture capitals markets and have access to additional capital resources that B2Digital does not have.

B2Digital believes its competitive advantages include: (i) low price; and (ii) system reliability and high quality service.

B2Digital may compete with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the service provided.

B2Digital anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment and information both as a revenue source and as a source of competitive advantage because sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, B2Digital believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While the Company believes its competitive position could enable B2Digital to continue to enter into contractual arrangements that are attractive to hotels, its competitors may attempt to maintain or gain market share at the expense of profitability. B2Digital may not always be willing to match incentives provided by its competitors.

The communications industry is subject to rapid technological change. New technological developments could adversely effect B2Digital's operations unless the Company is able to provide equivalent services at competitive prices.

INTERNATIONAL MARKETS

In addition to its intended operations in the United States, B2Digital may in the future offer its services in Canada, Latin America, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region. However, the Company generally would also incur greater capital expenditures and operating and servicing costs outside the United States.

The competition to provide pay-per-view services to hotels is greater in international markets than in the United States. Expansion of B2Digital's operations into foreign markets involves certain risks that are not associated with further expansion in the United States, including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder B2Digital's ability to create any base of hotel rooms in foreign markets.

REGULATION

The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission, or FCC. However, because our video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the pay-per-view or free-to-guest services provided by us to hotel guests.

Various laws and governmental regulations may affect the internet-based services potentially offered by us. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the

Internet. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the internet, which could in turn cause a decline in the demand for our internet-based services and products or otherwise have an adverse effect on us. Moreover, the applicability to commercial online services and the internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose us to liability.

On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services, or ITV, over cable television. The FCC seeks comment on, among other things, an appropriate definition of ITV services, whether access to a high -speed connection is necessary to realize ITV capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The outcome of this proceeding and any rules ultimately adopted by the FCC could affect the ITV services currently offered by us and the ITV services which we may offer in the future.

Although the FCC generally does not directly regulate the services provided by us, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and our business could be adversely affected by future legislation or new regulations.

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

We do not purport to describe all present and proposed federal, state and local regulations and legislation relating to the video programming industry applicable to us. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees the manner in which private cable operators, other video programming distributors, and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact upon our operations at this time.

PATENTS, TRADEMARKS AND COPYRIGHTS

We have one patent registered in the Dominican Republic for our video technology. We own and, through our acquisition of Hotel Movie Network, our various trade names, trademarks, service marks, and logos to be used in our businesses, which we intend to actively protect.

EMPLOYEES

As of March 31, 2005, we employed 8 full-time employees and 6 consultants. None of the employees are subject to a collective bargaining agreement, and there is no union representation. We believe our employee relationships are good.

RESEARCH AND DEVELOPMENT COSTS

Over the last two years, we spent $330,000 on research and development.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office address is 9171 Wilshire Boulevard, Suite B, Garden Level, Beverly Hills, California 90210. We lease our facilities month to month. Our rent expense was $12,000 for the year ended March 31, 2005. The facilities are of adequate size to allow us to grow to approximately eight people, after which time we will need to seek larger space. Our month-to-month agreement will allow us flexibility in moving as we employ more personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2004 we filed a Schedule 14C Information Statement with the SEC reporting that majority shareholders of the company had resolved to effect the following actions by written consent:

1. To approve the merger between "Telecommunication Products, Inc." with and into "B2Digital, Inc., a newly formed Delaware Corporation, pursuant to which the Company's name changed to "B2Digital, Inc." The Company was re-domiciled from Colorado to Delaware, and its number of authorized common shares was increased from 100,000,000 to 500,000,000.

On December 14, 2004 we filed a Schedule 14C Information Statement with the SEC reporting that majority shareholders of the company had resolved to effect the following actions by written consent:

1. Amend the Certificate of Incorporation in order to increase the amount of authorized common stock to 900,000,000 shares, $.001 par value, from 500,000,000 shares, $.001 par value.

2. Amend the Certificate of Incorporation to authorize 50,000,000 shares of preferred stock, $.001 par value.

These actions became effective on or about December 27, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Over-The-Counter Bulletin Board under the symbol "BTWO" on November 10, 2001. Prior to November 10, 2001, our common stock was quoted under the symbol "TLCR."

The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                 LOW       HIGH
                                                 ---       ----
             2003
             ----
             First Quarter                       .14       .55
             Second Quarter                      .02       .22
             Third Quarter                       .23       .50
             Fourth Quarter                      .26       .44

             2004
             ----
             First Quarter                       .15       .21
             Second Quarter                      .04       .16
             Third Quarter                       .04       .13
             Fourth Quarter                      .04       .12

             2005
             ----
             First Quarter                       .01       .01

As of March 31, 2005, our common stock was held by approximately 326 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Continental Stock Transfer. Their phone number is (212) 509-4000.

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

RECENT SALES OF UNREGISTERED SECURITIES.

During the quarter ending March 31, 2005, the company issued the following unregistered shares of common stock.

On January 12, 2005, we issued Marcia Pearlstein, our acting CFO, 4,000,000 shares of restricted common stock, valued at $4,000. The shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

Equity Compensation Plans

We amended the "Telecommunication Products, Inc. Non-Employee Directors and Consultants Retainer Stock Plan" during our fiscal year ended March 31, 2003. The purpose of the plan is to enable us to promote our interests and the interests of our shareholders by attracting and retaining non-employee directors and consultants capable of furthering our future success by aligning their economic interests more closely with those of our shareholders, by paying their retainer or fees in the form of shares of our common stock. In the period ended March 31, 2003, pursuant to agreements for past and future services, we issued 4 individuals a total of 3,000,000 shares of common stock pursuant to this plan. On or about March 18, 2003, we amended the Stock Plan ( Amendment No. 1) to authorize an additional 4,000,000 shares and registered these additional shares on Form S-8. On or about June 9, 2004, we amended the Stock Plan (Amendment No. 2 ) to authorize an additional 40,000,000 shares and registered these additional shares on Form S-8.

On October 12, 2004, the corporation entered into a Fee Agreement for Professional Services with Richard O. Weed. Terms of the Fee Agreement provided for, among other things, the issuance to Mr. Weed of 2,000,000 shares of common stock, and options to purchase 2,000,000 shares of the corporation's common stock at an exercise price of $.03 per share. These options expire December 31, 2010.

On January 10, 2005, we adopted the 2005 Non-Qualified Stock Compensation Plan whereby the corporation may compensate key employees, advisors and consultants by issuing them shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the corporation's cash resources. We reserved 60,000,000 shares of our $.001 par value common stock for issuance under the Plan and registered the shares on a Form S-8 registration statement with the Securities and Exchange Commission on January 11, 2005. On or about February 10, 2005, we amended the Stock Plan to authorize an additional 100,000,000 shares and registered these additional shares on Form S-8. At March 31, 2005, there were approximately 60,500,000 shares remaining for issuance.

                      Equity Compensation Plan Information

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

Plan category............              (a)                               (b)                            (c)
                               -------------------               -------------------                -----------

Equity compensation plans
approved by security
holders .................               --                                --                             --
                               -------------------               -------------------                -----------

Equity compensation plans
not approved by security
holders .................           2,000,000                             --                         60,500,000
                               -------------------                -------------------               -----------

Total ...................           2,000,000                            $.03                        60,500,000
                               -------------------                -------------------               -----------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our "Risk Factors" section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the years ended March 31, 2005 and 2004, there were no dilutive securities.

GOING CONCERN OPINION

Our audited financial statements for the fiscal year ended March 31, 2005, reflect a net loss of $4,801,840. These conditions raised substantial doubt about our ability to continue as a going concern.

TWELVE MONTH PERIOD ENDED MARCH 31, 2005 AS COMPARED TO TWELVE MONTH PERIOD ENDED MARCH 31, 2004

NET REVENUES

Net revenues for the year ended March 31, 2005 were $683,746 compared to $467,477 for the year ended March 31, 2004 the increase is due to having the operations of Hotel Movie Network the entire year of 2005.

COST OF REVENUES

Cost of revenues for the year ended March 31, 2005 were $323,813 compared to $222,183 for the year ended March 31, 2004. Our Cost of Revenue increased due to having the operations of Hotel Movie Network the entire year of 2005.

OPERATING EXPENSES

Operating Expenses for the year ended March 31, 2005 were $5,485,586 compared to $2,688,796 for the year ended March 31, 2004 due to an increase in cost of sales of $101,630 from March 31, 2004, an increase in general administration in the amount of $1,135,592 from March 31, 2004 and an increase in fees for professional services. These expenses were a result of due to having the operations of Hotel Movie Network the entire year of 2005. In addition, an increase in interest in the amount of $129,568 is due to notes payable to Hotel Movie Network and certain individuals including our Chief Executive Officer for cash advances. Further, for March 31, 2005 the company had expenses of $330,000 for research and development and $1,100,000 for impairment of inventories.

NET LOSS

Net Loss for the year ended March 31, 2005 was $4,801,840 compared to $2,221,319 for the year ended March 31, 2004 due to an increase in expenses as of March 31, 2005 in the amount of $2,580,521.

BASIC AND DILUTED LOSS PER SHARE

Our basic and diluted loss per share for the year ended March 31, 2005 was $.028 compared to $.048 for the year ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our Current Assets were $382,546 and Current Liabilities were $965,049. Cash and cash equivalents were $5,711. Our Stockholder's Deficit at March 31, 2005 was $2,700,923. We had a net usage of cash due to operating activities in March 31, 2005 and 2004 of $915,817 and $272,851 respectively. We had net cash used by financing activities of $342,719 and $928,858 for the twelve month period ended March 31, 2004 and 2005, respectively.

Our obligations include:

A Promissory note for $1,000,000 payable based on the purchase agreement of our subsidiary; Hotel Movie Network which pays 7.5% per annum.

A Promissory note for $800,000 payable for monies lent to company by our President and CEO Robert Russell which pays 7.5% per annum.

Agreement with B2 Networks

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

On December 15, 2004, we entered into a Letter of Agreement with B2 Networks whereby B2Networks will provide certain operations assistance to the company in exchange for a portion of gross revenue or $10,000 per month.

The amounts paid to B2 Networks have been recorded as research and development since the project has not achieved technical feasibility.

Dutchess Private Equities Fund II , LP

On February 23, 2005, Dutchess Private Equities Fund II, LP declared a note in the amount of $26,400 due. Subsequent to March 31, 2005, on July 7, 2005, Dutchess notified us that they elected to switch the Note and associated penalties to a Convertible Debenture with registration rights requiring that a registration agreement be filed within twenty days and effective within forty days. We have not filed a registration statement or made any payments on this Note and Dutchess is claiming penalties of $1,000 per day as a result. At July 6, 2005, Dutchess alleged the principal balance was $35,176.31. No action has been filed in this matter.

Employment Agreements

We entered into a formal written employment agreement with Mr. Russell effective January 25, 2002 which provides payments aggregating $125,000 per year. The agreement was suspended and was reinstated in September 2003. On January 25, 2005, we entered into a new agreement with Robert Russell whereby Mr. Russell agreed to serve as Chief Executive Officer of the company for a period of three years for $240,000 per annum. Mr. Russell also received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock.

On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock.

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this filing and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

RISKS ABOUT OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE AND WHICH MAY PREVENT US FROM OPERATING AND EXPANDING OUR BUSINESS.

We have incurred significant net operating losses in each of the years ended March 31, 2004 and 2005. We realized a net loss of $2,221,319 for the twelve months ended March 31, 2004, as compared to net loss of $4,801,840 for the twelve months ended March 31, 2005. Our accumulated deficit through March 2005 was $9,835,933. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business.

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION DUE TO OUR RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended March 31, 2005, reflect a net loss of $4,801,840. These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. If we do not obtain additional funding, we may not be able to continue our operations.

WE NEED AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE OUR STOCKHOLDERS' INTERESTS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities. We have not been able to generate any cash from our operating activities in the past and we may not be able to generate any significant cash in the future. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any future equity financing may also dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. If we find additional financing with satisfactory terms, your interests may be diluted and we may have to accept restrictions on our business.

WE ONLY RECENTLY ACQUIRED HOTEL MOVIE NETWORK AND IF WE CAN NOT IMPLEMENT OUR PLANS, WE MAY NEVER BECOME PROFITABLE.

Our business model includes leveraging the assets we acquired from Hotel Movie Network, Inc. We have just begun to incorporate these assets into our company. Accordingly, we are unable to predict the demand for our services and are therefore unable to predict whether our business model may be sustained. If we are unable to generate significant revenues under our current business model, we may never become profitable and, if we become profitable, we may not be able to sustain profitability. The Company launched new product in June 2004 which enables B2Digital to supply supply Point-to-Point Wireless Local Loop internet connectivity in each contracted hotel room through the B2 Wireless Access Point (B2WAP) which connects to the in-room B2digitaltv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow us to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We will also actively market the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel & MDU Connectivity products later this year through a business-to-business marketing partner. The Company has an additional 5000 rooms equipped for this new service.

OUR REVENUES, IF ANY, MAY BE AFFECTED BY THE SEASONAL OCCUPANCY RATES OF HOTELS WE DO BUSINESS WITH.

Our revenue, if any, will partly depend on the occupancy rate of the hotel properties we serve. Occupancy rates can vary season to season based on the property's location and attractions nearby. Generally, occupancy rates are higher during the summer and lower during the winter. Occupancy rates affect our potential number of customers, which affects our revenue. Because we do not control occupancy rates, we may not be able to significantly influence negative trends or seasonality in our revenues, if any.

OUR REVENUES, IF ANY, WILL BE AFFECTED BY FACTORS OUT OF OUR CONTROL.

In addition to occupancy rates, our revenues will be affected by many factors out of our control including:

- the rate at which hotel guests buy our services;
- the popularity of movies we license;
- the amount of marketing studios used to promote their movies; and
- other entertainment options at the hotel property.

While we may decide which hotels we enter into contracts with, many factors out of our control will ultimately affect the rate at which guests buy our services. We do not control all of the factors that could influence guests to make a decision to buy our services and therefore we can not control the amount of revenues we generate.

WE DEPEND ON THIRD PARTIES FOR OUR PROGRAMMING CONTENT AND IF THEY INCREASE THEIR FEES, OUR PROFITABILITY COULD BE AFFECTED.

Our programming content is provided by third parties. We currently pay a fee for the right to broadcast their programming. If these third parties increase their fees, we will have to either pass the increased costs on to our customers which could adversely affect our revenues or our profitability may decrease.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN AND BECOME PROFITABLE.

Our business strategy envisions a period of rapid growth that may strain our administrative and operational resources. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. We may not be able to manage our growth, particularly if our losses continue or if we are unable to obtain sufficient financing. If we are unable to successfully manage our growth, we may not be able to implement our business plan and become profitable.

IF WE CAN NOT PROTECT OUR PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE MARKETPLACE.

We will rely on a combination of trade secrets and contractual provisions to protect our proprietary rights and products. These protections may not be adequate and competitors may independently develop technologies that are similar or identical to our products. We may experience delays in the introduction and market acceptance of new products due to the expense of adopting new technology and customer resistance to learning new technology. If we can not protect our proprietary rights and intellectual property, we may not be able to compete effectively in the marketplace.

IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS MAY NOT GENERATE REVENUE.

Although our servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks and other events beyond our control. We do not maintain business interruption insurance. A significant system disruption would adversely affect our business, because we would be unable to deliver our services during the disruption and may therefore lose existing and potential customers.

WE OPERATE WITHIN A HIGHLY COMPETITIVE MARKET AND IF WE DO NOT SUCCEED IN ATTRACTING CUSTOMERS, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

The market for on-demand video entertainment and satellite services is extremely competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer preferences, brand name recognition and marketing and the development of new and competing technologies. We expect that existing businesses that compete with us have greater financial resources than we do and will be able to undertake more extensive marketing campaigns and adopt more aggressive advertising sales policies than we can. If we can not compete successfully, we may not be able to implement our business plan.

ITEM 7. FINANCIAL STATEMENTS

                             B2Digital, Incorporated
                      FKA Telecommunication Products, Inc.
                              Financial Statements
                                 March 31, 2005

                                    Contents

                                                                     Page
Report of independent Registered Public Accounting Firm               F-1

Financial Statements

       Balance Sheets                                                 F-2
       Statements of Operations                                       F-3
       Statements of Stockholders' Equity                             F-4
       Statements of Cash Flows                                       F-5

Notes to Financial Statement                                      F-6 to F-11

Larry O'Donnell, CPA, P.C. Telephone (303) 745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014

Board of Directors
B2Digital, Incorporated
Beverly Hills, California

I have audited the accompanying balance sheet of B2Digital, Incorporated FKA Telecommunication Products, Inc. as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the two years then ended This financial statement is the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audits.

I conducted my audit in accordance with Standards Of the Public Companies Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits and the report of other auditors, the financial statements referred to above fairly present in all material respects, the financial position of B2Digital, Incorporated FKA Telecommunication Products, Inc as of March 31, 2005 and 2004 the results of its operations and cash flows for the years then ended and in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Larry O'Donnell, CPA, P.C.
-----------------------------
Larry  O'Donnell,  CPA,  P.C.
August 1, 2005

                            B2 Digital, Incorporated
                      FKA Telecommunication Products, Inc.
                                 Balance Sheets

                                          March 31,                 March 31,
                                            2005                       2004
                                       -------------              -------------

                                     Assets

Current Assets
Cash                                   $       5,711              $       1,093
Accounts receivable                           76,744                     60,404
Inventories                                  287,301                  1,371,366
Prepaid expense                               12,790
                                       -------------              -------------
 Total current assets                        382,546                  1,432,863
                                       -------------              -------------
Property and equipment
Hotel equipment                              622,805                    622,805
Office furniture and equipment               454,121                    448,698
Leasehold improvements                        28,300                     28,300
                                       -------------              -------------
                                           1,105,226                  1,099,803
Less accumulated depreciation                984,968                    867,080
                                       -------------              -------------
                                             120,258                    232,723
                                       -------------              -------------
                                       $     502,804              $   1,665,586
                                       =============              =============

                      Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued
 expenses                              $     528,049              $     532,550
Related party loans payable                  242,000                    215,000
Notes payable                                120,000
Bond payable                                  75,000                     75,000
                                       -------------              -------------
     Total current liabilities               965,049                    822,550
                                       -------------              -------------
Convertible notes payable                  1,438,678                  1,438,678
Note payable related party                   800,000
                                       -------------              -------------
                                           2,238,678                  1,438,678
Commitments and contingency
Stockholders' Equity

Preferred stock,2005 $.001 per value
      2004 no par value, 50,000,000
      shares authorized, 1,200,000
      shares And 800,000 shares
      respectively
      issued and outstanding                 516,000                    800,000
Common stock,2005 $.001 par value
       2004 no par value,
      900,000,000 shares
      authorized, 336,870,939 and
      74,706,704 respectively shares
      issued and outstanding                 336,870                  3,638,451
Additional paid in Capital                 6,332,140
Accumulated deficit                       (9,835,933)                (5,034,093)
Stock subscription receivable                (50,000)
                                       -------------              -------------
                                          (2,700,923)                  (595,643)
                                       -------------              -------------
                                       $     502,804              $   1,665,586
                                       =============              =============

                      See Notes to Financial Statements

                            B2 Digital, Incorporated
                      FKA Telecommunication Products, Inc.
                            Statements of Operations

                                                   Year ended March 31,
                                       ----------------------------------------
                                             2005                       2004
                                       -------------              -------------
Revenues                               $     683,746              $     467,477
                                       -------------              -------------
Expenses
Cost of sales                                323,813                    222,183
General and Administrative Expenses        3,521,240                  2,385,648
Research and development                     330,000
Impairment of inventories                  1,100,000
Interest                                     210,533                     80,965
                                       -------------              -------------

 Total Expenses                            5,485,586                  2,688,796

Net Income
  (Loss)                               $  (4,801,840)             $  (2,221,319)
                                       =============              =============

Basis and Diluted
   Earnings
   (Loss)
   Per Share
                                       $       (.028)             $       (.048)
                                       =============              =============
Weighted average
Shares out-standing                      172,693,000                 46,485,000

                        See Notes to Financial Statements

                            B2 Digital, Incorporated
                      FKA Telecommunication Products, Inc.
                       Statements of Stockholders' Equity
                       Years Ended March 31, 2005 and 2004

                                                             Additional
                                       Common Stock            Paid in       Preferred      Stock      Accumulated
                                   Shares         Amount       Capital         Shares       Amount       Deficit         Total
Balance, March 31, 2003          30,723,804                  $1,707,244        800,000    $ 800,000    $(2,812,775)   $    305,531

Issuance of common stock
  for Hotel Movie Network         2,000,000

Issuance of common stock
 for services based on value
 of services performed           21,855,369     1,384,738                                                                1,384,738

Issuance of common stock
  As collateral for debt          2,000,000

Common stock issued for
cash                              3,711,559       259,669                                                                  259,669

Issuance of common stock for
 debt                             8,400,000       256,000                                                                  256,000

Issuance of common stock
 for past considerations          8,300,000

Issuance of common stock
 For litigation settlement          770,000        30,800                                                                   30,800

Common stock returned            (3,054,029)

Net loss for the year                                                                                     (221,319)     (2,434,818)

Balance, March 31, 2004          74,706,704    $3,638,451                      800,000    $ 800,000    $(5,034,093)   $   (595,643)

Preferred stock retired                                                       (800,000)    (800,000)                      (800,000)

Exchange of no par value
 shares for $.001 par
 value shares                                  (3,563,744)    3,563,744

Issuance of stock
 for B2 Network                   2,667,000         2,667        97,333                                                    100,000

Issuance of common
 stock for services
 based on value of
 services performed             190,208,088       190,208     1,984,493                                                  2,174,701

Issuance of preferred
 stock for services
 based on value of
 services performed                                                          1,200,000      516,000                        516,000

Issuance of common
 stock for cash                  85,989,147        85,989       669,870                                                    755,859

Common shares
 returned for no
 consideration                  (16,700,000)      (16,700)       16,700

Net loss for the year                                                                                   (4,801,840)     (4,801,840)

Balance, March 31, 2005         336,870,939    $  336,871    $6,332,140      1,200,000    $ 516,800    $(9,835,933)   $ (2,650,923)

                        See Notes to Financial Statements

                            B2 Digital, Incorporated
                      FKA Telecommunication Products, Inc.
                            Statements of Cash Flows

                                                     Years ended March
                                                         March  31,
                                            -----------------------------------
                                                 2005                 2004
                                            -------------         -------------
Cash Flows from Operating Activities
Net income (loss)......................     $  (4,801,840)        $  (2,221,318)
Adjustments to reconcile net income
 to net cash from operating activities
 Depreciation .........................           117,888                99,565
 Impairment of inventories ............         1,100,000
 Stock issued for Services ............         2,690,701             1,415,518
Decrease (increase) in:
Accounts receivable ...................           (16,340)               36,643
Inventory .............................           (15,935)               11,794
Other assets ..........................           (12,790)
Increase (decrease) in:
Accounts payable and accrued
expenses ..............................            22,499               384,927
                                            -------------         -------------
Net cash provided (used)
By operating ..........................          (915,817)             (272,851)
                                            -------------         -------------
Cash Flows From Investing Activities
Acquisition of property
And equipment .........................            (5,423)               (2,059)
Acquisition Home Movie Network, Inc.
net of cash acquired ..................                                 (66,716)
                                            -------------         -------------
Net cash provided (used) in investing
activities ............................            (5,423)              (68,775)
                                                                        (36,974)
                                            -------------         -------------
Cash Flows From Financing Activities
Increase in Notes payable .............           120,000                83,050
Proceeds from sale of stock ...........           805,858               259,669
                                            -------------         -------------
Net cash used by financing
Activities ............................           925,858               342,719
                                            -------------         -------------

Net increase (decrease) in cash .......             4,618                 1,093
Cash, beginning .......................             1,093
                                            -------------         -------------
Cash, ending ..........................     $       5,711         $       1,093
                                            =============         =============

Schedule of noncash investing and financing transactions

Common stock issued for B 2 network ...     $     100,000         $          --
Amounts Payable Converted to
preferred Stock........................     $     800,000
Common stock issued for debt...........                           $     156,000

                        See Notes to Financial Statements

                             B2Digital, Incorporated
                        Telecommunication Products, Inc.
                          Notes to Financial Statements

1.    Summary of significant accounting policies

Nature of operations - The Company was incorporated in Colorado on June 8, 1983 as Telecommunication Products, Inc. (referred to herein as "Telecommunication Products," the "Company" or "Telpro"), a technological development corporation. The company was established as a developer of data compression technology. On July 20, 2004, Telecommunication Products, Inc. changed its name to B2Digital, Inc. and reincorporated in the State of Delaware.

The acquisition of Hotel Movie Networks Inc. which closed on August 1, 2003 provided a revenue-positive operations infrastructure and an extensive network of contractors throughout the United States to both deploy new technology and expand product lines. Operations consist of on going pay-per-view movie rentals from hotel establishments and related services with these hotel establishments.

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

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the years ended March 31, 2005 and 2004, there were no dilutive securities.

Recent accounting pronouncements

FASB Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on January 1, 2004, we adopted FIN 46R and the initial application had no impact on our financial statements.

In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We adopted Statement No. 132R in the quarter ended March 31, 2004 and the initial application had no impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

2.    Purchase of assets of Hotel Movie Network, Inc.

On March 31, 2003 the Company agreed to purchased Hotel Movie Network, Inc. The transaction wsas completed August 1, 2003. The acquisition was recorded as a purchase. The Company paid $150,000 and issued the securities. The securities were two million shares of common stock, a promissory note convertible into one million shares of Series A Preferred Stock, and a promissory note convertible for $1,276,809 convertible into an amount of preferred stock which has net to be determined (approximately 1,276,809 shares). The promissory note can be converted into preferred stock at $1 per share. The transaction was recorded as follows:

Assets purchased from Hotel Movie Network, Inc.:

      Cash                                                          $     8,284
      Accounts receivable                                                97,047
      Inventory                                                       1,283,160
      Property and equipment                                            161,123
      Total assets acquired                                           1,549,614

Liabilities assumed from Hotel Movie Network, Inc.:

      Accounts payable and accruals                                     110,936
      Total liabilities assumed                                         110,936

      Net purchase price                                            $ 1,438,678

The following unaudited pro forma summary presents the results of operations for the year ended March 31, 2004 of the Company as if the business combination had occurred on April 1, 2003.

      Revenues                                                      $   720,519
      Net income (loss)                                             $(2,545,444)
      Earnings (loss) per share                                     $     (.055)

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

3.    Agreement with B2 Networks

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

On December 15, 2004, we entered into a Letter of Agreement with B2 Networks whereby B2Networks will provide certain operations assistance to the company in exchange for a portion of gross revenue or $10,000 per month.

The amounts paid to B2 Networks have been recorded as research and development since the project has not achieved technical feasibility.

4.    Inventories

Inventories consist of finished goods.

During the year ended March 31, 2005 the Company recognized an impairment loss of $1,100,000 related to inventories.

5.    Notes payable

The Company has a promissory note which bears interest at six percent and is unsecured. The note is due September, 2003. If the note is not paid at maturity, the unpaid balance and accrued interest shall bear interest at twelve percent. The note was retired in April 2005 in return for common stock and cash.

On April 2004 the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable. Mr Russell had previously converted the note payable into the preferred stock. The conversion is back to a note payable that reverts the capital back to its previous condition which pays 7.5% per annum.

6.    Bond payable

The Company has a bond payable which bears interest at ten percent and is unsecured. The bond was due July, 2004. The Company has negociated the right to pay the bond when it has adequate source of funding.

7.    Preferred stock

The Company has 50,000,000 authorized shares $.001 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The board has designated two million shares as Series A each share may be converted into 240 shares of common stock.

8.    Income taxes

There is no provision for income taxes since the Company has incurred net operating losses. Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

                                              2005                       2004
Federal income tax benefit at
statutory rate (34%)                   $  (1,400,000)             $    (827,000)
State income tax benefit net
of federal tax effect                       (217,000)                   (62,000)
Deferred income tax valuation
allowance                                  1,617,000                    889,000
                                       -------------              -------------
                                       $          --              $          --

The Company's deferred tax assets are as follows:

Net operating loss carryforward        $   2,875,000              $   1,258,000
Valuation  allowance                      (2,875,000)                (1,258,000)
                                       -------------              -------------
                                       $          --              $          --

At March 31, 2005, the Company has net operating loss carryforwards of $8 million which may be available to offset future taxable income through 2022.

9.    Litigation

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

10.   Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $9,369,933 at March 31, 2005, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

During the last quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On February 23, 2005, Dutchess Private Equities Fund II , LP declared a note issued by us in the amount of $26,400 due. Subsequent to March 31, 2005, on July 7, 2005, Dutchess notified us that they elected to switch the Note and associated penalties to a Convertible Debenture with registration rights requiring a that a registration agreement be filed within twenty days and effective within forty days. We have not filed a registration statement or made any payments on this Note and Dutchess is claiming penalties of $1,000 per day as a result. At July 6, 2005, Dutchess alleged the principal balance was $35,176.31. No action has been filed on this matter,

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME                          AGE         POSITION
----                          ---         --------
Robert C. Russell              38         CEO and Director
Igor Loginov                   44         Chief Technical Officer, Director
Marcia A. Pearlstein           50         Interim Chief Financial Officer
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

Marcia A. Pearlstein has been the Corporate Secretary and Interim Chief Financial Officer since December 21, 2003. Ms. Pearlstein joined B2Digital in 2002. A native of the United States she obtained her B.S. and M.B.A. in Business Administration with a concentration in Finance from the University of Pennsylvania graduating Summa Cum Laude. Prior to joining B2Digital Ms. Pearlstein worked at an executive placement service in which she was General Manager and Controller over a seven-year period.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert, but plans to designate an expert once it generates sufficient revenue.

SECTION 16(A) REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, we believes that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2005 except both Robert Russell and Marcia Pearlstein failed to timely file Form 4s for their acquisitions of 1,000,000 and 200,000 shares, respectively, of Series A Convertible Preferred on February 10, 2005. These Forms were subsequently filed on February 15, 2005 and February 16, 2005, respectively.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officers and principal accounting officers or controllers and those performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our Executive Officers' compensation for fiscal years ending March 31, 2005, 2004 and 2003:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                               Other      Restricted   Options     LTIP                   All Other
 Name & Principal                                              Annual     Compen-      Stock       SARs       Payouts     Compen-
 Position                             Year    Salary ($)       Bonus      sation ($)   Awards     (#)(1)        ($)       Sation ($)
---------------------------------     ----     -------        -------     -------     -------     -------     -------     ---------
Robert C. Russell,                    2005      90,000              0           0           0           0           0     430,000(1)
President                             2004      30,000        300,000           0           0           0           0           0
                                      2003           0              0           0           0           0           0           0
---------------------------------     ----     -------        -------     -------     -------     -------     -------     ---------
Marcia A. Pearlstein                  2005      60,000(2)       4,000           0           0           0           0      86,000(3)
Secretary,                            2004      12,000          9,000           0           0           0           0           0
Interim CFO                           2003           0              0           0           0           0           0           0
---------------------------------     ----     -------        -------     -------     -------     -------     -------     ---------
Igor Loginov,                         2005           0              0           0           0           0           0           0
Chief Technology Officer              2004           0              0       9,000           0           0           0           0
                                      2003           0              0           0           0           0           0           0
---------------------------------     ----     -------        -------     -------     -------     -------     -------     ---------

(1) On February 10, 2005, Mr. Russell received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.
(2)   Payable in common stock, valued at $.001 per share.
(3) On February 10, 2005, Ms. Pearlstein received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.

EMPLOYMENT AGREEMENTS

We entered into a formal written employment agreement with Mr. Russell effective January 25, 2002 which provides payments aggregating $125,000 per year. The agreement was suspended and was reinstated in September 2003. On January 25, 2005, we entered into a new agreement with Robert Russell whereby Mr. Russell agreed to serve as Chief Executive Officer of the company for a period of two years for $240,000 per annum. Mr. Russell also received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock.

On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock.

OPTIONS

For our fiscal year ending March 31, 2005, we did not issue options to our executive officers or directors and they did not exercise any options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2005 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o B2Digital, Inc., 9171 Wilshire Blvd., Suite B, Beverly Hills, California 90210

Title of Class       Name and Address                 Amount and Nature     Percent of
                     of Beneficial                    of Beneficial         Class(2)
                     Owner (1)                        Owner
Common Stock         Robert Russell                          27,339,150        8.1%
                     9171 Wilshire Blvd., Suite B
                     Beverly Hills, CA 90210
Series A
Preferred Stock                                               1,000,000(3)    83.3%

Common Stock         Igor Loginau                               240,000         <1%
                     9171 Wilshire Blvd., Suite B
                     Beverly Hills, CA 90210

Common Stock         Marcia A. Pearlstein                     4,200,000        1.2%
                     9171 Wilshire Blvd., Suite B
                     Beverly Hills, CA 90210
Series A
Preferred Stock                                                 200,000(3)    16.6%

Common Stock         Shares of all directors and             31,779,150        9.4%
                     executive officers
                     as a group (3 persons)

Series A             Shares of all directors and              1,200,000        100%
 Preferred Stock     executive officers
                     as a group (3 persons)

*Less than 1% of outstanding shares of Common Stock.

(1) The address of all individual directors and executive officers is c/o B2Digital, Inc. 9171 Wilshire Blvd., Suite B, Beverly Hills, CA 90210
(2) There were 336,870,939 shares of common stock issued and outstanding on March 31, 2005. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on March 31, 2005, plus shares of common stock subject to options held by such person on March 31, 2005 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3) Series A Convertible Preferred Stock is convertible into common stock at a rate of 240 shares per each share of Series A held. The Series A votes with the common stock on an as converted basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ending March 31, 2004, we issued Robert Russell our CEO and president 8,108,238 shares of common stock as compensation; the transaction was expensed at $330,000.

For the year ending March 31, 2004, we issued Marcia A. Pearlstein our CFO and Secretary 200,000 shares of common stock as compensation; the transaction was expensed at $9,000.

For the year ending March 31, 2004, we issued Igor Loginau 200,000 shares of common stock as compensation; the transaction was expensed at $9,000.

For the year ending March 31, 2004, the company cancelled and returned to treasury 1,054,029 belonging to a former Officer and Director.

On April 2004 the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable. Mr Russell had previously converted the note payable into the preferred stock. The conversion is back to a note payable that reverts the capital back to its previous condition which pays 7.5% per annum.

For the year ended March 31, 2005, Mr. Russell received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $.43 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock.

For the year ended March 31, 2005, Ms. Pearlstein received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock, valued at $.43 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock. We also issued Ms. Pearlstein 4,000,000 shares of common stock; which was expensed at $4,000.

ITEM 13. EXHIBITS

The following exhibits are included as part of this Form 10-KSB. Reference to "the Company" in this Exhibit List means B2Digital, Inc., a Delaware corporation.

Number      Description
------      -----------
2.1         Asset Purchase Agreement between the Company and Hotel Movie
            Network, Inc., dated March 31, 2003 (incorporated by reference to
            Exhibit 10 of the Form 8-K filed on April 18, 2003).

3.1(a) Restated Articles of Incorporation (filed as an exhibit to the company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.1(b) Amendment to Articles of Incorporation (Incorporated by reference from 10QSB dated December 31, 2004).

3.1(c)      Certificate of Designation of Series A Convertible Preferred Stock

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1 2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on January 11, 2005 and incorporated by reference herein).

10.1 Employment Agreement dated January 25, 2005, with Robert C. Russell (Incorporated by reference from 10QSB dated December 31, 2004).

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

10.4 Consultant Agreement with Marcia A. Pearlstein (incorporated by reference from Form 10-QSB dated September 30, 2004).

10.5 Membership Interest Agreement with B2 Networks, LLC, as amended (incorporated by reference to Form 8-K filed August 12, 2004)

10.6 Operations Agreement with B2 Networks LLC (Incorporated by reference from 10QSB dated December 31, 2004).

10.7        Employment Agreement with Robert Russell (Effective January 25,
            2005) (Incorporated by reference from 10QSB dated December 31,
            2004).

14.1        Code of Ethics (Incorporated by reference to 10KSB filed June 19,
            2004)

31.1        Section 302 Certification of the Chief Executive Officer.

31.2        Section 302 Certification of the Interim Chief Financial Officer.

32.1 Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended March 31, 2005 was $2,760 and March 31, 2004 was $3,500, respectively.

Audit-Related Fees

Audit-related fees for the period ended March 31, 2005 were $13,000 compared to $16,000 for the period ended March 31, 2004.

Tax Fees or All Other Fees

There were no other fees for the period ended March 31, 2005 or March 31, 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        B2Digital, Incorporated


Date: August 9, 2005                    By: /s/ Robert C. Russell
                                            ---------------------------
                                            Robert C. Russell,
                                            Chief Executive Officer

In accordance with the Exchange Act, this report statement was signed below by the following persons on behalf of the registrant in the capacities and on the dates stated.

      SIGNATURE                         TITLE                         DATE
      ---------                         -----                         ----


/s/ Robert C. Russell         President,                          August 9, 2005
------------------------      Chief Executive Officer
Robert C. Russell


/s/ Marcia A. Pearlstein      Interim Chief Financial Officer     August 9, 2005
------------------------
Marcia A. Pearlstein


/s/ Igor Loginov              Chief Technical Officer             August 9, 2005
------------------------
Igor Loginov