Form 10QSB
period 2005-06-30
B2Digital, Inc.
filed 2005-08-19
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 403,870,939 shares of common stock, with a par value of $.001 per share, as of July 31, 2005.

ITEM 1 - FINANCIAL STATEMENTS

ITEM 1 -- Financial Statements

Balance Sheets (Unaudited) as of  June 30,  2005.............................  3

Statements of Operations (Unaudited) for the Three Months Ended
  June 30, 2005 and June 30, 2004............................................  4

Statements of Stockholders' Equity (Unaudited) for the Three Months
  Ended June 30, 2005........................................................  5

Statement of Cash Flows (Unaudited) for the Three Months Ended
  June 30, 2005 and 2004.....................................................  6

Notes to Financial Statements (Unaudited)....................................  7

ITEM 1 - FINANCIAL STATEMENTS

                                 B2DIGITAL, INC.
                           BALANCE SHEETS (Unaudited)

                                                  June 30, 2005   March 31, 2005
ASSETS
------

CURRENT ASSETS

Cash                                              $         59     $      5,711
Accounts receivable                                     75,196           76,744
Inventories                                            286,251          287,301
Prepaid expenses                                        12,790
                                                  ------------     ------------
Total current assets                                   361,506          382,546
                                                  ------------     ------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                     113,527          120,258
                                                  ------------     ------------

TOTAL ASSETS                                      $    475,033     $    502,804
                                                  ============     ============

LIABILITIES AND STOCKOLDERS' EQUITY
-----------------------------------

CURRENT LIABILITIES
Accounts payable and accruals:                    $    625,494     $    528,049
Related party loans payable                             37,500          242,000
Note payable                                           120,000          120,000
Bond payable                                            75,000           75,000
                                                  ------------     ------------
Total current Liabilities                              857,994          965,049
                                                  ------------     ------------
Convertible notes payable                            1,438,678        1,438,678
Note payable related party                             800,000          800,000
                                                  ------------     ------------
                                                     2,238,678        2,238,678
                                                  ------------     ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock $.001 par value: 50,000,000
shares authorized, 1,200,000 shares issued;                516              516
Additional paid in capital preferred stock             515,484          515,484
Common stock $.001 par value: 900,000,000 shares
authorized; 398,970,939 and 336,870,939
respectively shares issued and outstanding             398,971          336,870
Additional paid in capital                           6,720,849        6,332,140
Accumulated deficit                                (10,207,459)      (9,835,933)
Stock subscription receivable                          (50,000)         (50,000)
                                                  ------------     ------------
Total stockholders' equity                        $ (2,621,639)    $ (2,700,923)
                                                  ------------     ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $    475,033     $    502,804
                                                  ============     ============

See notes to financial statements

B2DIGITAL, INC.
STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended:                               June 30, 2005    June 30, 2004
-------------------                               -------------    -------------

REVENUES                                          $    130,687     $    212,239
                                                  ------------     ------------
EXPENSES
Cost of sales                                           48,739     $     86,979
Research and development                                10,000
Selling, general and administration                    428,224          876,482
Interest                                                15,250           33,580
                                                  ------------     ------------
Total expenses                                    $    502,213     $    997,041
                                                  ------------     ------------
NET INCOME (LOSS)                                 $   (371,526)    $   (784,802)
                                                  ============     ============
Basic and diluted earnings per share
Net income (loss)                                 $      (.001)    $      (.010)
                                                  ============     ============

WEIGHTED-AVERAGE COMMON SHARES                     367,000,000       84,000,000
OUTSTANDING


See notes to financial statements

B2DIGITAL, INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
THREE MONTHS ENDING JUNE 30, 2005
------------------------------------

B2 Digital, Incorporated
Statements of Stockholders' Equity
Three Months Ended June 30, 2005

                                   Common Stock        Additional     Preferred Stock      Accumulated       Total
                                Shares      Amount      Paid in      Shares    Amount        Deficit
                                                        Capital

Balance, March 31, 2005      336,870,939   $336,870   $6,332,140   1,200,000   $516,800    $ (9,835,933)

Issuance of common stock
 for services based on value
 of services performed        62,100,000     62,101      388,709

Net loss for the period                                                                      (371,526)

Balance, June 30, 2005       398,970,935   $398,971   $6,332,140   1,200,000   $516,000    $(10,207,459)

See notes to financial statements

B2DIGITAL, INC.
STATEMENT OF CASH FLOWS (Unaudited)
THREE MONTHS ENDING JUNE 30, 2004
------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Three Months Ended:                               June 30, 2005    June 30, 2004
-------------------                               -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                 $   (371,526)    $   (784,802)
Adjustments to reconcile net income to
net cash provided by operating activities

Depreciation                                             6,731           28,656
Stock issued for services                              450,810          527,700
(Increase) decrease in
accounts receivable                                      1,548          (15,474)
inventory                                                1,050
prepaid expenses                                        12,790
Increase (decrease) in accrued expenses
and accounts payable                                  (107,055)          58,621
                                                  ------------     ------------
Total cash (used) provided by
operating activities                              $     (5,652)    $   (185,299)

CASH FROM INVESTING
ACTIVITIES
Payment for B2Digital                                  (50,000)         (50,000)
Escrow for Eagle West                                                  (100,000)
Purchase of equipment                                                    (2,160)
                                                  ------------     ------------
Total cash (used) provided by
operating activities                              $   (152,160)    $   (152,160)

CASH FROM FINANCING
ACTIVITIES
Issuance of common stock                               327,069          327,069
Increase in notes payable                                                20,000
                                                  ------------     ------------
Total cash provided by
Financing activities                              $    347,069     $    347,069

Increase in cash                                  $      9,610     $      9,610

Beginning cash balance                            $      1,093            1,093
                                                  ------------     ------------
Ending cash balance                               $     10,703     $     10,703
                                                  ------------     ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND
  INVESTING ACTIVITIES
Preferred stock converted notes payable                            $    800,000
Issuance of shares for Compensation               $    450,810     $    527,700
Issuance of shares for B2Networks                                  $     50,000

                                 B2DIGITAL,INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2005

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

Pursuant to the agreement, B2 Networks and B2Digital will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room Hotellinktv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow Powerlinx or other partners to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content.

On December 15, 2004, we entered into an Letter of Agreement with B2 Networks, LLC whereby B2 Networks will provide certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month. We provide in-room, on-demand video entertainment and satellite services to the lodging industry. Our technology delivers DVD-quality images via traditional cable networks and satellite channels. We also provide pay-per-view and free-to-guest television service in small hotels in the U.S. and the Caribbean. On March 31, 2003, we entered into a contact for the acquisition of the assets of Hotel Movie Network, Inc., which consist of contract rights with Pay Per View and Cable/Satellite access for approximately 8,000 installed rooms, and associated hardware. The Company has an additional 5000 rooms installed with its new b2digitaltv system which enables first run movie downloading capability, to the laptop for later viewing Broadband-accessible, location-specific services such as online pizza ordering, airline reservations, event ticketing and transportation reservations for limos and shuttles to the local airport these services may be viewed at our website www.b2digitaltv.com.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended March 31, 2005 and 2004 were filed on August 11, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2005.

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2005, there was an accumulated deficit of $(10,207,459) and a net stockholders' deficiency of $(2,621,639) These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

3. STOCKHOLDERS' EQUITY

Equity

During the three months ended June 30, 2005, the Company issued common stock as follows:

Issuance of Common Stock for Services.

46,600,000 shares of its common stock registered under Form S-8 to various consultants and legal counsel for current and future services.

Issuance of Shares for Debt.

The Company issued Mr. John Brazier 20,000,000 Shares of restricted common stock for debt valued at $188,700.

Cancellation of Common Stock

4,500,000 shares of common stock were cancelled. The original issuance was for services. Company returned the shares to treasury for non performance.

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

The discussion and financial statements contained herein are for the three months ended June 30, 2005 and June 30, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $ 130,687 for the three month period ended June 30, 2005, as compared to $212,239 for the three month period ended June 30, 2004. The decrease in revenues for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network.

COST OF REVENUE
We incurred Cost of Revenue of $48,739 for the three month period ended June 30, 2005, as compared to $86,979 for the three month period ended June 30, 2004. Our Cost of Revenue decreased for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network.

GROSS PROFIT
We generated gross profit of $130,687 for the three month period ended June 30, 2005, as compared to $212,239 for the three month period ended June 30, 2004. The decrease in gross profit for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
We incurred costs of $428,224 for the three month period ended June 30, 2005 as compared to $876,482 for the three month period ended June 30, 2004, respectively. General, Administrative and Selling Expenses in the current period decreased is due to the decrease in professional and consulting fees.

NET INCOME (LOSS)
We had a loss before taxes of $371,526 for the three month period ended June 30, 2005 as compared to a loss before taxes of $784,802 for the three month period ended June 30, 2004. The decrease in loss is due to decrease in our expenses including professional and consulting fees.

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Our basic and diluted income (loss) per share for the three month period ended June 30, 2005 was $(.001 ) and $(.01) compared to the same period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $857,994 in current liabilities. Additionally, we currently estimate that we will need approximately $2,000,000 to continue operations through the end of the fiscal year 2006. These operating costs include general and administrative expenses and the deployment of inventory.

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

We settled the lawsuit filed by John M. Brazier against us, our transfer agent and Mr. Russell filed in May 2003 in the District Court of Denver in the state of Colorado. The settlement terms require us to issue Mr. Brazier 770,000 shares of our common stock and warrants to purchase an additional 2 million shares of our common stock at $0.15 per share. Additionally, we will pay Mr. Brazier $177,500 in cash. In April 2005 the Company issued Mr. Brazier 20,000,000 of its common stock and a note for $60,000 to settle all outstanding matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity

During the three months ended June 30, 2005, the Company issued common stock as follows:

Issuance of Common Stock for Services.

46,600,000 shares of its common stock registered under Form S-8 to various consultants and legal counsel for current and future services.

Issuance of Shares for Debt.

The Company Issued Mr. John Brazier 20,000,000 Shares of restricted common stock for Debt valued at $188,700.

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

Cancellation of Common Stock

4,500,000 shares of common stock were cancelled. The original issuance was for services. Company returned the shares to treasury for non performance.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On February 23, 2005, Dutchess Private Equities Fund II , LP declared a note issued by us in the amount of $26,400 due. Subsequent to March 31, 2005, on July 7, 2005, Dutchess notified us that they elected to switch the Note and associated penalties to a Convertible Debenture with registration rights requiring a that a registration agreement be filed within twenty days and effective within forty days. We have not filed a registration statement or made any payments on this Note and Dutchess is claiming penalties of $1,000 per day as a result. At July 6, 2005, Dutchess alleged the principal balance was $35,176.39 and on August 12, 2005 alleged the balance was $72,176.39. No action has been filed on this matter.

Item 6. Exhibits

 (a) Exhibits

EXHIBIT NO.       DESCRIPTION

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

Dated August 18, 2005

B2DIGITAL, INC.

By: /s/ Robert Russell
    -----------------------------------------
    Robert Russell, President, Chief Executive Officer

   /s/ Marcia Pearlstein
   -----------------------------------------
   Marcia Pearlstein, Secretary and Interim Chief Financial Officer