Form 10QSB
period 2005-09-30
B2Digital, Inc.
filed 2005-11-29
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                   1030 South Mesa Drive., Mesa, Arizona 85210
                    (address of principal executive offices)

       Registrant's telephone number, including area code: (310) 281-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 893,970,939 shares of common stock, with a par value of $.001 per share, as of November 10, 2005.

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheets (Unaudited) as of September 30, 2005........................... 3

Statements of Operations (Unaudited) for the Three Months Ended
September 30, 2005 and September 30, 2004..................................... 4

Statements of Stockholders' Equity (Unaudited) for the Three
Months Ended September 30, 2005............................................... 5

Statement of Cash Flows (Unaudited) for the Three Months Ended
September 30, 2005 and 2004................................................... 6

Notes to Financial Statements (Unaudited)..................................... 7

ITEM 1 - FINANCIAL STATEMENTS


                                 B2DIGITAL, INC.
                           BALANCE SHEETS (Unaudited)

                                                            September 30,       March 31,
                                                                2005              2005
                                                            ------------       ------------
ASSETS
------
CURRENT ASSETS

Cash                                                        $        218       $      5,711
Accounts receivable                                               92,793             76,744
Inventories                                                      286,251            287,301
Prepaid expenses                                                                     12,790
                                                            ------------       ------------
Total current assets                                             379,262            382,546
                                                            ------------       ------------

PROPERTY AND EQUIPMENT
Net Equipment, net                                               106,796            120,258
                                                            ------------       ------------


TOTAL ASSETS                                                $    486,058       $    502,804
                                                            ============       ============

LIABILITIES AND STOCKOLDERS' EQUITY
-----------------------------------
CURRENT LIABILITIES
Accounts payable and accruals:                              $    721,585       $    528,049
Related party loans payable                                       37,500            242,000
Note payable                                                     120,000            120,000
Bond payable                                                      75,000             75,000
                                                            ------------       ------------
Total current Liabilities                                        954,085            965,049
                                                            ------------       ------------
Convertible notes payable                                      1,038,678          1,438,678
Note payable related party                                       800,000            800,000
                                                            ------------       ------------
                                                               1,838,678          2,238,678
                                                            ------------       ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock non voting $.001 par value: 50,000,000
shares authorized, 2,000,000 shares issued;                          516                516
Additional paid in capital preferred stock                       515,484            515,484
Common stock $.001 par value: 900,000,000 shares
  authorized; 878,970,939 and 336,870,939
  shares issued and outstanding                                  878,971            336,870
Additional paid in capital                                     6,680,849          6,332,140
Accumulated deficit                                          (10,342,525)        (9,835,933)
Stock subscription receivable                                    (40,000)           (50,000)
                                                            ------------       ------------
Total stockholders' equity                                  $ (2,306,705)      $ (2,700,923)
                                                            ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQIUTY                                        $    486,058       $    502,804
                                                            ============       ============

See notes to financial statements

                                 B2DIGITAL, INC.

                       STATEMENT OF OPERATIONS (Unaudited)

                                          September 30,         September 30,
Three Months Ended:                           2005                  2004
-------------------                       -------------         -------------

REVENUES                                  $     139,920         $     154,474
                                          -------------         -------------
EXPENSES

Cost of sales                                    58,358         $      86,979
Selling, general and administration             182,878               976,482
Interest                                         33,750                33,580
                                          -------------         -------------
Total expenses                            $     274,986         $   1,097,041
                                          -------------         -------------
NET INCOME (LOSS)                         $    (135,066)        $    (942,867)
                                          =============         =============
Basic and diluted earnings per share
Net income (loss)                         $       (.000)        $       (.007)
                                          =============         =============

WEIGHTED-AVERAGE COMMON SHARES              507,155,000           119,984,000
OUTSTANDING

                                          September 30,         September 30,
Six Months Ended:                              2005                 2004
-----------------                         -------------         -------------

REVENUES                                  $     270,607         $     366,415
                                          -------------         -------------
EXPENSES

Cost of sales                                   107,097         $     160,343
Research and development                         10,000
Selling, general and administration             611,102             1,509,631
Interest                                         49,000                61,340
                                          -------------         -------------
Total expenses                            $     777,199         $   1,731,314
                                          -------------         -------------
NET INCOME (LOSS)                         $    (506,592)        $  (1,364,899)
                                          =============         =============
Basic and diluted earnings per share
Net income (loss)                         $       (.001)        $       (.015)
                                          =============         =============

WEIGHTED-AVERAGE COMMON SHARES              507,155,000            89,355,000
OUTSTANDING

See notes to financial statements

B2DIGITAL, INC.

STATEMENTS OF STOCKHOLDERS DEFICIENCY (Unaudited)
SIX MONTHS ENDING SEPTEMBER 30, 2005
------------------------------------

                                                            Additional                                   Additional
                                     Common Stock            Paid in             Preferred Stock           Paid in      Accumulated
                                 Shares        Amount        Capital          Shares         Amount        Capital        Deficit
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005       336,870,939   $    336,870   $  6,332,140        516,000   $        516   $    515,484   $ (9,835,933)

Issuance of common stock
 for services based on value
 of services performed
                              102,100,000        102,101        348,709

Issuance of common stock
 for retirement of note
 payable and interest         440,000,000        440,000


Net loss for the period                                                                                                    (506,592)

Balance, Sept 30, 2005        878,970,939   $    878,971   $  6,680,849        516,000   $        516   $    515,484    (10,342,525)

See notes to financial statements

B2DIGITAL, INC.

STATEMENT OF CASH FLOWS (Unaudited)
SIX MONTHS ENDING SEPTEMBER 30, 2005
------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

                                               September 30,    September 30,
Six Months Ended:                                  2005               2004
-----------------                              ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                              $   (506,592)     $ (1,364,899)
Adjustments to reconcile net income to
net cash provided by operating activities

Depreciation                                         13,462            57,312
Stock issued for services and interest              490,810           847,700
(Increase) decrease in
accounts receivable                                 (16,049)          (14,299)
inventory                                             1,050             7,828
prepaid expenses                                     12,790
Increase (decrease) in accrued expenses
and accounts payable                                (10,964)           (1,282)
                                               ------------      ------------
Total cash (used) provided by
operating activities                           $    (15,493)     $   (467,640)

CASH FROM INVESTING
ACTIVITIES

Payment for B2Network                                                 (50,000)
Purchase of equipment                                                  (5,523)
                                               ------------      ------------
Total cash (used) provided by
operating activities                           $                 $    (55,523)

CASH FROM FINANCING
ACTIVITIES

Issuance of common stock                                              426,332
Decrease in stock subscription receivable            10,000
Increase in notes payable                                             120,000
                                               ------------      ------------
Total cash provided by
Financing activities                           $     10,000      $    546,332

Increase in cash                               $     (5,493)     $     23,169

Beginning cash balance                         $      5,711             1,093
                                               ------------      ------------
Ending cash balance                            $        218      $     24,262
                                               ------------      ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Preferred stock converted notes payable                          $    800,000
Issuance of shares for services and interest   $    490,810      $    847,700
Issuance of shares for B2network                                 $    100,000
Issuance of shares for notes payable           $    400,000
See notes to financial statements

B2DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDING SEPTEMBER 30, 2005
--------------------------------------

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

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2005, there was an accumulated deficit of $10,342,525 and a net stockholders' deficiency of $2,306,705. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

                                 B2DIGITAL,INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                               September 30, 2005

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

Pursuant to the agreement, B2 Networks and B2Digital will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room B2Digitaltv. for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow our partners to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content.

On December 15, 2004, we entered into an Letter of Agreement with B2 Networks, LLC whereby B2 Networks will provide certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended March 31, 2005 and 2004 were filed on August 11, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2005.

2. Summary of Significant Accounting Policies

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2005, there was an accumulated deficit of $( 10,342,525) and a net stockholders' deficiency of $(2,306,705) These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

3. STOCKHOLDERS' EQUITY

Equity

During the three months ended September 30, 2005, the Company issued common stock as follows:

Sale of common stock

The Company issued 100,000,000 shares of restricted common stock pursuant to a subscription agreement under Regulation S to a European Investor valued at 200,000 euros.

Issuance of Common Stock for Services.

40,000,000 shares of its common stock registered under Form S-8 to various consultants and Legal Counsel for current and future services valued at $40,000
..

Issuance of Shares for Debt.

The Company issued Coast Communications 440,000,000 Shares of restricted common stock for debt valued at $440,000.

Cancellation of Common Stock

The Company cancelled 90,000,000 shares of common stock which were issued pursuant to a subscription agreement under Regulation S. The Company did not received the promised funds and therefore had these shares cancelled.

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

The discussion and financial statements contained herein are for the three months ended September 30, 2005 and September 30, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $139,920 for the three month period ended September 30, 2005, as compared to $154,474 for the three month period ended September 30, 2004. The decrease in revenues for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network. We generated consolidated net revenues of $270,607 for the six month period ended September 30, 2005, as compared to $366,415 for the six month period ended September 30, 2004. The decrease in revenues for the six months when compared to the same Period last year is due to the loss of a client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $58,358 for the three month period ended September 30, 2005, as compared to $86,979 for the three month period ended September 30, 2004. Our Cost of Revenue decreased for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network. We incurred Cost of Sales of $107,097 for the six month period ended September 30, 2005, as compared to $160,343 for the six month period ended September 30, 2004. Our Cost of Sales decreased for the six months when compared to the same Period last year is due to the loss of a client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $81,552 for the three month period ended September 30, 2005, as compared to $67,095 for the three month period ended September 30, 2004. The increase in gross profit for this quarter when compared to the same quarter last year is due to the decrease in programming costs. We generated gross profit of $163,510 for the six month period ended September 30, 2005, as compared to $206,072 for the six month period ended September 30, 2004. The decrease in gross profit for the six months when compared to the same Period last year is due to the loss of a client of Hotel Movie Network.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred costs of $182,878 for the three month period ended September 30, 2005 as compared to $ 976,482 for the three month period ended September 30, 2004, respectively. General, Administrative and Selling Expenses in the current period decreased due to the decrease in professional and consulting fees. We incurred costs of $611,102 for the six month period ended September 30, 2005 as compared to $1,509,631 for the six month period ended September 30, 2004, respectively. Selling, General and Administrative Expenses in the current period decreased due the decrease in professional, consulting fees and programming costs.

NET INCOME (LOSS)

We had a loss before taxes of $135,066 for the three month period ended September 30, 2005 as compared to a loss before taxes of $942,867 for the three month period ended September 30, 2004. The decrease in loss is due to decrease in our expenses including professional, consulting fees and programming costs. We had a loss before taxes of $506,592 for the six month period ended September 30, 2005 as compared to a loss of $1,364,899 for the six month period ended September 30, 2004. The decrease in loss is due to decrease in professional, consulting fees and programming costs.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the three month period ended September 30, 2005 was $(.000 ) and $(.007) compared to the same period ended September 30, 2004. Our basic and diluted income (loss) per share for the six month period ended September 30, 2005 was $(.001) as compared to $(.015) for the six month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $954,085 in current liabilities. Additionally, we currently estimate that we will need approximately $1,400,000 to continue operations through the end of the fiscal year 2006. These operating costs include general and administrative expenses and the deployment of inventory.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity

During the three months ended September 30, 2005, the Company issued common stock as follows:

Sale of common stock

The Company issued 100,000,000 shares of restricted common stock pursuant to a subscription agreement under Regulation S to a European Investor valued at 200,000 euros.

Issuance of Shares for Debt.

The Company issued Coast Communications 440,000,000 Shares of restricted common stock for debt valued at $440,000.

Cancellation of Common Stock

The Company cancelled 90,000,000 shares of common stock which were issued pursuant to a subscription agreement under Regulation S. The Company did not received the promised funds and therefore had these shares cancelled.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On September 20, 2005, shareholders of B2Digital, Incorporated resolved to amend the Articles to increase the number of authorized shares from 900,000,000 shares, $.001 par value to 5,000,000,000 shares, $.00001 par value. These actions will become effective subsequent to December 15, 2005.

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

Dated November 28, 2005

B2DIGITAL, INC.

By: /s/ Robert Russell

    -----------------------------------------
    Robert Russell, President, Chief Executive Officer

   /s/ Marcia Pearlstein
   -----------------------------------------
   Marcia Pearlstein, Secretary and Interim Chief Financial Officer