Form 10QSB
period 2005-12-31
B2Digital, Inc.
filed 2006-02-22
CIK 725929

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-11882

B2DIGITAL, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-0916299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1030 South Mesa Drive., Mesa, Arizona 85210
(Address of principal executive offices)

Issuer's telephone number, including area code: (480) 813-8371

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 983,970,939 shares of common stock, with a par value of $.00001 per share, as of February 10, 2006.

ITEM 1 - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

B2DIGITAL, INC.
BALANCE SHEETS (Unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash	$1,556	$5,711
Accounts receivable	128,665	76,744
Inventories	286,251	287,301
Prepaid expenses	—	12,790
Total current assets	416,472	382,546

PROPERTY AND EQUIPMENT
Net Equipment, net	100,065	120,258
TOTAL ASSETS	$516,537	$502,804

LIABILITIES AND STOCKOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accruals:	$823,580	$528,049
Related party loans payable	37,500	242,000
Note payable	120,000	120,000
Bond payable	75,000	75,000
Total Current Liabilities	1,056,080	965,049
Convertible notes payable	1,038,678	1,438,678
Note payable related party	800,000	800,000
TOTAL LIABILITIES	2,894,758	2,238,678
STOCKHOLDERS' DEFICIENCY
Preferred stock $.001 par value: 50,000,000 shares authorized, 2,000,000 and 1,200,000 shares issued;	2,000	1,200
Additional paid in capital preferred stock	706,000	514,800
Common stock $.001 par value: 900,000,000 shares authorized; 893,970,939 and 336,870,939 shares issued and outstanding	893,971	336,870
Additional paid in capital	6,720,849	6,332,140
Accumulated deficit	(10,661,041)	(9,835,933)
Stock subscription receivable	(40,000)	(50,000)
Total stockholders' equity	(2,378,221)	(2,700,923)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$516,537	$502,804

See notes to financial statements

B2DIGITAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2005	2004

REVENUES	$148,398	$167,233

EXPENSES
Cost of sales	43,390	87,669
Selling, general and administration	389,774	1,679,284
Interest	33,750	72,610
Total expenses	466,914	1,839,563
NET INCOME (LOSS)	$(318,516)	$(1,672,330)
Basic and diluted earnings per share
Net income (loss)	$(.000)	$(.008)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	878,970,939	186,697,000

	December 31,	December 31,
Nine Months Ended:	2005	2004

REVENUES	$419,005	$533,648

EXPENSES
Cost of sales	150,487	248,012
Research and development	10,000	—
Selling, general and administration	1,000,876	3,188,916
Interest	82,750	133,950
Total expenses	1,244,113	3,570,878
NET INCOME (LOSS)	$(825,108)	$(3,037,230)
Basic and diluted earnings per share
Net income (loss)	$(.001)	$(.015)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	631,093,646	191,152,000

See notes to financial statements

B2DIGITAL, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
NINE MONTHS ENDING DECEMBER 31, 2005

			Additional			Additional
	Common Stock		Paid in	Preferred Stock		Paid in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit
Balance, March 31, 2005	336,870,939	$336,870	$6,332,140	1,200,000	$1,200	$514,800	$(9,835,933)
Issuance of common stock for services based on value of services performed	117,100,000	117,101	388,709
Issuance of common stock for retirement of note payable and interest	440,000,000	440,000
Issuance of preferred stock for services based on value of services performed				800,000	800	191,200
Net loss for the period							(825,108)
Balance, Dec. 30, 2005	893,970,939	$893,971	$6,720,849	2,000,000	$2,000	$706,000	(10,661,041)

See notes to financial statements

B2DIGITAL, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDING DECEMBER 31, 2005

	For the Nine Months Ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(825,108)	$(3,037,230)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,193	87,675
Stock issued for services and interest	737,810	775,700
Increase in accounts receivable	(51,921)	(14,918)
Inventory	1,050	(16,104)
Prepaid expenses	12,790	-
Decrease in accrued expenses and accounts payable	91,031	(9,571)
Total cash used provided by operating activities	(14,155)	(2,214,448)

CASH FROM INVESTING ACTIVITIES
Payment for product development	—	(215,973)
Payment for B2Network	—	(50,000)
Purchase of equipment	—	(5,573)
Total cash used by operating activities	—	(271,546)

CASH FROM FINANCING ACTIVITIES
Issuance of common stock	—	1,978,892
Decrease in stock subscription receivable	10,000	—
Increase in notes payable	—	512,500
Total cash provided by Financing activities	10,000	2,491,392

Increase in cash	(4,155)	5,398

Beginning cash balance	5,711	1,093
Ending cash balance	$1,556	$6,491

SUPPLEMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES
Preferred stock converted notes payable	$—	$800,000
Issuance of shares for services and interest	$737,810	$775,700
Issuance of shares for B2network	$—	$100,000
Issuance of shares for notes payable	$400,000	$—

See notes to financial statement

B2DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDING DECEMBER 31, 2005

1.
The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended March 31, 2005 and 2004 were filed on August 11, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going-Concern Basis - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2005, there was an accumulated deficit of $10,661,041 and a net stockholders' deficiency of $2,378,221. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is of the opinion that enhanced marketing efforts will enable the Company to increase revenues sufficiently to sustain operations. The trend of losses is expected to continue at approximately the current rate, until a revenue generating business which can operate on at least a break even basis can be achieved. There is no assurance that any such business can be achieved.

Nature of operations - The Company was incorporated in Colorado on June 8, 1983 as Telecommunication Products, Inc. (referred to herein as "Telecommunication Products," the "Company" or "Telpro"), a technological development corporation, The company was established as a developer of data compression technology. On July 20, 2004, Telecommunication Products, Inc. changed its name to B2Digital, Inc. and reincorporated in the State of Delaware.

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

Recent accounting pronouncements

FASB Interpretation 46R “Consolidation of Variable Interest Entities”, as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on January 1, 2004, we adopted FIN 46R and the initial application had no impact on our financial statements.

In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We adopted Statement No. 132R in the quarter ended March 31, 2004 and the initial application had no impact on our financial statements.

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

3.	DESCRIPTION OF BUSINESS

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

On March 6, 2004, we entered into a Letter of Agreement with B2 Networks, LLC, whereby B2 Networks would provide data center facilities, management systems for video and set top services and assist with operating the Hotel Link services. On April 23, 2004, we agreed to purchase 20% of B2 Networks, LLC in exchange for 1,667,667 shares of common stock and $500,000. On August 2004, we amended this agreement to reduce the amount of purchase to 10% of the LLC in exchange for $200,000 and 2,667,000 shares of common stock..

Pursuant to the agreement, B2 Networks and B2Digital will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room B2Digitaltv for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow our partners to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content.

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

The discussion and financial statements contained herein are for the three and nine months ended December 31, 2005 and December 31, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTH AND NINE MONTH PERIOD ENDED DECEMBER 31, 2005 AS COMPARED TO THREE MONTH AND NINE MONTHS ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $148,398 for the three month period ended December 31, 2005, as compared to $167,233 for the three month period ended December 31, 2004. The decrease in revenues for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network. We generated consolidated net revenues of $419,005 for the nine month period ended December 31, 2005, as compared to $533,648 for the nine month period ended December 31, 2004. The decrease in revenues for the nine months when compared to the same period last year is due to the loss of a client of Hotel Movie Network.

COST OF SALES

We incurred cost of sales of $43,390 for the three month period ended December 31, 2005, as compared to $87,669 for the three month period ended December 31, 2004. Our cost of sales decreased for this quarter when compared to the same quarter last year is due to the loss of one client of Hotel Movie Network. We incurred cost of sales of $150,487 for the nine month period ended December 31, 2005, as compared to $248,012 for the nine month period ended December 31, 2004. Our cost of sales decreased for the nine months when compared to the same period last year is due to the loss of a client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $105,008 for the three month period ended December 31, 2005, as compared to $79,564 for the three month period ended December 31, 2004. The increase in gross profit for this quarter when compared to the same quarter last year is due to the decrease in programming costs. We generated gross profit of $268,518 for the nine month period ended December 31, 2005, as compared to $285,636 for the nine month period ended December 31, 2004. The decrease in gross profit for the nine months when compared to the same period last year is due to the loss of a client of Hotel Movie Network.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred selling, general and administration costs of $389,774 for the three month period ended December 31, 2005 as compared to $1,679,284 for the three month period ended December 31, 2004, respectively. Selling, general and administration expenses in the current period decreased due to the decrease in professional and consulting fees because, in order to reduce our costs and conserve our common stock we terminated most of our consulting agreements in 2005.We incurred selling, general and administration costs of $1,000,876 for the nine month period ended December 31, 2005 as compared to $3,188,916 for the nine month period ended December 31, 2004, respectively. Selling, general and administrative expenses in the current period decreased due to the decrease in professional, consulting fees and programming costs because, in order to reduce our costs and conserve our common stock we terminated most of our consulting agreements in 2005.

NET INCOME (LOSS)

We had a loss before taxes of $318,516 for the three month period ended December 31, 2005 as compared to a loss before taxes of $1,672,330 for the three month period ended December 31, 2004. The decrease in loss is due to decrease in our expenses including professional, consulting fees and programming costs. We had a loss before taxes of $825,108 for the nine month period ended December 31, 2005 as compared to a loss of $3,037,230 for the nine month period ended December 31, 2004. The decrease in loss is due to the decrease in professional, consulting fees and programming costs.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the three month period ended December 31, 2005 was $(0.000) and compared to $(0.008) for the same period ended December 31, 2004. Our basic and diluted income (loss) per share for the nine month period ended December 31, 2005 was $(0.001) as compared to $(0.015) for the nine month period ended December 31, 2004 because, in order to reduce our costs and conserve our common stock we terminated most of our consulting agreements in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report dated August 1, 2005. We do not currently have sufficient capital to meet our cash needs. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $1,056,000 in current liabilities. Additionally, we currently estimate that we will need approximately $1,400,000 to continue operations through the end of the fiscal year 2006. These operating costs include general and administrative expenses and the deployment of inventory. Our plan is to first raise enough capital to retire our current obligations and then to raise funds which will allow us to expand the marketing of our products and services.

We are actively raising funds through equity transactions to proceed with the research and development of our business. Subsequent to December 31, 2005, in January 2006, we initiated an offering in Europe pursuant to Regulation S. Pursuant to this offering, we transferred 40,000,000 shares of common stock to a trustee for the sole purpose of selling shares in a Regulation S offering. We will receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee will be returned to us upon our request.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity

During the three months ended December 31, 2005, the Company did not issue any common stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On September 20, 2005, shareholders holding the majority of outstanding shares of B2Digital, Incorporated resolved to amend the Articles to increase the number of authorized shares from 900,000,000 shares, $.001 par value to 5,000,000,000 shares, $.00001 par value. The par value of the preferred stock was also increased to $.00001. These actions became effective subsequent to December 31, 2005.

On February 23, 2005, Dutchess Private Equities Fund II , LP declared a note issued by us in the amount of $26,400 due. Subsequent to March 31, 2005, on July 7, 2005, Dutchess notified us that they elected to switch the Note and associated penalties to a Convertible Debenture with registration rights requiring that a registration agreement be filed within twenty days and effective within forty days. We did not file a registration statement or made any payments on this note and Dutchess claimed penalties of $1,000 per day as a result. At January 20, 2006, Dutchess alleged the balance due was $233,176.39. This balance was reduced to $35,000 pending full payment of the $35,000 by May 31, 2006, provided the first payment in the amount of $5,000 is made by January 31, 2006.

On September 12, 2005, the Company appointed Mr. J. Michael Heil to the Board of Directors and as acting Chief Executive Officer. His employment contract was for a probationary period of 120 days and subject to certain terms and condition. If these terms and conditions were not met, Mr. Heil would be removed as Director and from his Officer position, which occurred January 12, 2006 and Mr. Robert Russell assumed back His original position.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Asset Purchase Agreement between the Company and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).

3.1(a)	Restated Articles of Incorporation (filed as an exhibit to the company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.1(b)	Amendment to Certificate of Incorporation (Incorporated by reference from 10QSB dated December 31, 2004).

3.1(c)	Certificate of Designation of Series A Convertible Preferred Stock

3.1(d)	Amendment to Certificate of Incorporation (Incorporated by reference from Schedule 14C filed November 28, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1	2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on January 11, 2005 and incorporated by reference herein).

10.1	Marketing and Services Agreement between the company and InnNovations Multimedia Systems Inc dated April 12, 2004 (Incorporated by reference to 8-K filed April 12, 2004).

10.2	Member Interest Purchase Agreement between the company and B2Networks, Inc. dated April 23, 2004 (Incorporated by reference to 8-K filed April 23, 2004).

10.3	Consultant Agreement with Marcia A. Pearlstein (Incorporated by reference from Form 10-QSB dated December 31, 2004).

10.4	Membership Interest Agreement with B2 Networks, LLC, as amended (Incorporated by reference to Form 8-K filed August 12, 2004)

10.5	Operations Agreement with B2 Networks LLC (Incorporated by reference from 10QSB dated December 31, 2004).

10.6	Employment Agreement with Robert Russell (Effective January 25, 2005) (Incorporated by reference from 10QSB dated December 31, 2004).

10.7	August 2005 Non-Qualified Stock Compensation Plan (Incorporated by reference from Exhibit 10.1 of Form S-8, filed August 19, 2005).

10.8	Settlement Agreement between B2Digital and Coast Communications dated 9-12-05 (incorporated by reference from Exhibit 16.1 with Form 8-K dated 10-25-05)

14.1	Code of Ethics (Incorporated by reference to 10KSB filed June 19, 2004)

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Interim Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 21, 2006
B2DIGITAL, INC.

By: /s/ Robert Russell Robert Russell, President, Chief Executive Officer /s/ Marcia Pearlstein Marcia Pearlstein, Secretary and Interim Chief Financial Officer