Form 10KSB
period 2006-03-31
B2Digital, Inc.
filed 2006-07-14
CIK 725929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

Commission File Number 0-11882

B2DIGITAL, INCORPORATED
(Name of Small Business Issuer in its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation)

84-0916299
(I.R.S. Employer Identification No.)

4425 Venture Cannon Avenue
Sherman Oaks, California 91423
(Address of Principal Executive Offices)

ISSUER'S TELEPHONE NUMBER ISSUER'S FACSIMILE NUMBER
Telephone (310) 281-2571 Facsimile (818) 808-0133

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK- $.00001 PAR VALUE
(Title of Class)

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer's revenues for the year ended March 31, 2006 were $511,463.

As of May 21, 2006, there were 1,773,870,939 shares of Common Stock issued and outstanding. The aggregate market value of the Issuer's common stock held by non-affiliates was $693,548 based on the closing price of the Issuer's common stock on May 21, 2006 of $0.004.

As of June 16, 2006, the Issuer had approximately 1,751,341* shares of its $.00001 par value common stock outstanding. *Post 1-1,000 reverse split on June 16, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

B2DIGITAL, INCORPORATED

PART I

ITEM I. DESCRIPTION OF BUSINESS

OVERVIEW

The "Company" or "B2Digital" is a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. B2Digital has a base of approximately 8,000 installed rooms, which consist of contract rights of Hotel Movie Networks with Pay Per View and Cable/Satellite access, and associated Hardware and Peripherals. The purchase of the assets of Hotel Movie Network in March 2003, enabled B2Digital to provide in-room video entertainment and information services on several platforms. The Video On Call system allows hotel guests to select, at any time, movies through the television set in their hotel rooms. The PPV S-8 system is a reliable basic Pay Per View system that allows the Company to enter the mid to small hospitality market on a cost effective basis.

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

All of the installed rooms of Hotel Movie Network are located in the United States and Canada.

The Company’s web site is www.B2digital.com. The information found on this website is not a part of, and is not incorporated by reference into, this or any other report the Company files with or furnishes to the SEC.

HISTORY

B2Digital, Inc. (referred to herein as "B2Digital", the "Company", or "BTOD"), a technological development corporation, was incorporated in Colorado on June 8, 1983. It was administratively dissolved in 1997 and as a part of winding up of its affairs, the directors acting as trustees, entered into a Plan of Merger in 1999 with Telecommunication Products, Inc. a newly formed entity, and merged into it and then purchased Interleisure S.A., a privately held company incorporated under the laws of the commonwealth of the Dominican Republic. The predecessor business was to act as a developer of data compression technology and video-conferencing software but then ventured into other market opportunities. The Company failed in its business efforts prior to 2002. On July 20, 2004, Telecommunication Products, Inc. changed its name to B2Digital, Incorporated. With the filing of Articles of Merger with the Delaware Secretary of State, we were redomiciled from Colorado to Delaware, and our number of authorized common shares was increased to 500,000,000.

Effective January 12, 2005, we amended our Certificate of Incorporation to increase our authorized common stock to 900,000,000 shares of common stock and to authorize 50,000,000 shares of preferred stock, which may be designated in series at the discretion of the board of directors. 2,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock.

Effective September 20, 2005, we amended our Certificate of Incorporation to increase our authorized common stock to 5,000,000,000 shares of common stock, $.00001 par value and to change the par value of preferred stock to $.00001. Subsequently, on June 16, 2006, we amended our Certificate of Incorporation to effect a reverse split of our common shares in a ratio of one new share for every one thousand (1,000) existing shares.

On September 2002, we entered into a Letter of Intent with Coast Communications, Inc. for the acquisition of the assets of privately-held Hotel Movie Networks, Inc., a Nevada Corporation domiciled in Mesa, Arizona. Such assets consist of inventory, contracts and contract rights with certain production studios. In March 2003, the Company entered into an agreement to purchase the assets of Hotel Movie Networks, Inc. which made the Company a supplier of Video On Demand ("VOD") and Satellite Guest Entertainment systems to the mid-market hospitality industry. The purchase included a customer base of over 8,000 rooms through contract rights. These contracts consist mainly of "Free-to-Guest" or "Pay-per-Stay" guest services. The transaction closed on August 1, 2003. The former shareholders of Hotel Movie Network received 2,000,000 shares of our common stock and $150,000 cash. Additionally, we issued a $1,400,000 Convertible note that pays 7.5% interest per annum.

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

On November 2003, the Company entered into an agreement with EchoStar and Dish Network which enables the Company to purchase programming at a favorable discount. We intend to bring consumers a quality experience through video on demand and through providing traditional cable, satellite and internet access to users of Hotel Movie Network.

On March 6, 2004, we entered into a Letter of Agreement with B2 Networks, LLC, whereby B2 Networks would provide data center facilities, management systems for video and set top services and assist with operating the B2digitaltv services. On April 23, 2004, we agreed to purchase 20% of B2 Networks, LLC in exchange for 1,667,667 shares of common stock and $500,000. On August 2004, we amended this agreement to reduce the amount of purchase to 10% of the LLC in exchange for $200,000 and 2,667,000 shares of common stock.

In June 2004, the Company entered into a strategic alliance agreement with Powerlinx and Choice Hotels International, one of the largest hotel franchise companies in the world with more than 5,000 hotels, inns, all-suite hotels and resorts open and under development in 44 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, Econo Lodge and MainStay Suites brand names.

Pursuant to the agreement, B2 Networks and B2Digital is supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room Hotellinktv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow Powerlinx to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We are also actively marketing the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel and MDU Connectivity products through our business-to-business marketing partner, Powerlinx, Inc. In January 2006 B2Digital decided to terminate this agreement and the B2digitaltv services as it was not generating revenue and was not viable to continue.

On December 15, 2004, we entered into a Letter of Agreement with B2 Networks, LLC whereby B2 Networks is providing certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month. In January 2006 B2Digital decided to terminate this agreement and the B2digitaltv services as it was not generating revenue and was not viable to continue.

On January 20, 2005, B2Digital, Inc. entered into a Purchase Agreement with EuroSwiss Equities, Ltd., a privately-held Caribbean company, whereby BTOD agreed to purchase certain online casinos from EuroSwiss, including marketing rights and back office support (the "Assets"). In exchange for the Assets, we agreed to pay EuroSwiss $300,000 and 1,000,000 shares of the BTOD’s Series A Convertible Preferred Stock, payable over three months. This agreement was subsequently terminated on May 4, 2005. No consideration was given to Euroswiss.

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

B2Digital undertakes a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property, the quality of the cabling and antenna system at the hotel, and the configuration of the system installed, the installation cost of a new, on-demand system with movies, guest services, including the head-end equipment averages from approximately $80 to $120 per room.

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

The Video System is the Company's primary platform. It consists of a microprocessor controlling the television in each room, and a central video rack and system computer located elsewhere in the hotel. Programming signals originate from videocassette players located within the head-end rack and are transmitted to individual rooms by way of video technology. The system computer controls movie starts automatically. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill.

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

B2Digital obtains non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, B2Digital obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. B2Digital attempts to license pictures as close as possible to the motion pictures' theatrical release date to benefit from the studios' advertising and promotional efforts. B2Digital also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

B2Digital provides service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, B2Digital installs its system into the hotel at B2Digital's cost and B2Digital retains ownership of all of the equipment used in providing the service. B2Digital has required the hotels to provide televisions. B2Digital's contracts with hotels generally provide that B2Digital will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit B2Digital to set the movie price. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect movie-viewing charges from their guests and retain a commission equal to a negotiated percentage of the total pay-per-view revenue, which varies in relationship with the size and profitability of the system. Some contracts also require B2Digital to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, B2Digital generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

The revenue which is generated from pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace and, over time, based on seasonal factors and general economic conditions. For instance, occupancy rates and revenues per room typically are higher during the summer months and lower during the winter months due to seasonal travel patterns. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of B2Digital is closely related to the performance of the business and mid-sized hotel segments of the lodging industry. Movie price levels are set based on the guest mix profile at each property and overall economic conditions. Currently, movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest.

Guest Programming Services

B2Digital also markets guest-programming services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks, which the hotel provides to guests at no additional cost. B2Digital provides hotels with guest programming services through a variety of arrangements, including having the hotel pay the company a monthly fee per room for each programming channel selected, or including the cost or part of the cost of such programming within the Company's overall contractual arrangements with the hotel or hotels. B2Digital has a unique contract with each network vendor (approximately 30 vendors, serving 50-60 channels). Payment to network vendors is based on subscriber/room count but also use variables such as the combination of channels received, occupancy, volume, and penetration. The term of the contracts with network vendors average three to five years.

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

The head-end electronics for the Company's systems is assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where Hotel Movie Network’s trained technicians will install the system, typically assisted by independent contractors.

B2Digital, through its acquisition of Hotel Movie Network, maintains direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks. B2Digital believes its relationships with all suppliers are adequate.

SALES AND MARKETING

Substantially all revenue is derived from obtaining contracts with hotels in the United States who are not under contract with existing vendors or whose contracts with other vendors are expiring or have expired. B2Digital believes that opportunities for additional growth in the markets in the United States are more limited than in the past. The Company strategy for new customers is to target both smaller hotels and lower cost hotels. Management anticipates that the lower costs and flexibility afforded by the Company's products will make marketing to smaller hotels and some lower cost hotels more economically attractive than in the past.

CUSTOMERS

The Company typically negotiates and enters into a separate contract with each hotel for the services provided. However, for some of the large hotel management companies the Company will negotiate and enter into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel.

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

B2Digital is a competitive provider of in-room video entertainment services to the United States lodging industry. Domestically, B2Digital competes with smaller providers for the mid size to small size lodging market.

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

Furthermore, while the Company is addressing the likelihood of increased demand for Internet services in the hotel guestroom, B2Digital may face additional competition in this area from traditional as well as new competitors. In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors already are providing guest programming services to hotels and testing on-demand video. Some of these competitors may be better funded from public capital or private venture capitals markets and have access to additional capital resources that B2Digital does not have.

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

EMPLOYEES

As of March 31, 2006, we employed 6 full-time employees and 2 consultants. None of the employees are subject to a collective bargaining agreement, and there is no union representation. We believe our employee relationships are good.

RESEARCH AND DEVELOPMENT COSTS

Over the last two years, we spent approximately $340,000 on research and development.

ITEM 2. DESCRIPTION OF PROPERTY

We took over a yearly renewable lease through the acquisition of Hotel Movie Network. The facilities are located at 1030 S. Mesa Drive, Mesa, Arizona 85210. These premises have 30,000 square feet of storage and 5,000 square feet of offices and work shops, with a rent of $3,200 per month. We believe these facilities are adequate in size to handle all operations in the United States and the Caribbean for the foreseeable future.

Subsequent to March 31, 2006, we moved our administrative offices to 4425 Venture Cannon Avenue, Sherman Oaks, California 91423, which is owned by our interim Chief Financial Officer. This space is being utilized on a temporary basis free of charge to save costs. There is no guarantee that this arrangement will continue.

ITEM 3. LEGAL PROCEEDINGS

In July 2003, we were served with a lawsuit from William B. Krusheski in United States District Court for Southern District of California. The complaint sought in excess of $75,000 on a note allegedly due and $135,000 in other compensatory damages. In June 2004, the county court of San Diego, California awarded a default judgment in favor of Mr. Krusheski in the amount of $135,000. The company has offered payments of $5,000 per month until the debt is settled. We have to date had no response or contact from Mr. Krusheski.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Over-The-Counter Bulletin Board under the symbol "BTWO" on November 10, 2001. After June 16, 2006, we began to trade under the symbol “BTOD.” Prior to November 10, 2001, our common stock was quoted under the symbol "TLCR."

The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	LOW	HIGH
2004
First Quarter	.15	.21
Second Quarter	.04	.16
Third Quarter	.04	.13
Fourth Quarter	.04	.12

2005
First Quarter	.007	.01
Second Quarter	.004	.01
Third Quarter	.001	.009
Fourth Quarter	.001	.001

2006
First Quarter	.0004	.0008

As of March 31, 2006, our common stock was held by approximately 407 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Manhattan Stock Transfer. Their phone number is (631) 928 -7655.

DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends on common stock in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations. Series of Preferred Stock when authorized with rights and privileges could require dividends. The Company has not paid any dividends in the past several years.

RECENT SALES OF UNREGISTERED SECURITIES

Previously reported.

EQUITY COMPENSATION PLANS

The following table sets forth as of March 31, 2006, compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,000,000	$.0145	180,000,000
Total	5,000,000	$.0145	180,000,000*

* Pre 1-1,000 reverse on June 16, 2006.

On October 12, 2004, the Company entered into a Fee Agreement for Professional Services with Weed & Co. LLP (the “Agreement”). Terms of the Agreement provided for, among other things, the issuance to Richard O. Weed, as designee of Weed & Co. LLP, 2,000,000 shares of common stock, and options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.03 per share. These options expire December 31, 2010. Further, pursuant to the Agreement, Mr. Weed was granted additional options to purchase common stock on the following dates: (1) on March 9, 2005, options to purchase 1,000,000 common shares at an exercise price of $.0093 per share, expiring December 31, 2010, (2) on October 9, 2005, options to purchase 1,000,000 common shares at an exercise price of $.002 per share, expiring December 31, 2010, and (3) on March 9, 2006, options to purchase 1,000,000 common shares at an exercise price of $.0011 per share, expiring March 9, 2011. The options are not subject to dilution (i.e., no adjustment to the number of shares or the exercise price) based upon any reverse split of the common stock. The options are exercisable in whole or in part with a promissory note of less than 45 days duration or upon common “cashless exercise” terms.

On January 10, 2005, we adopted the 2005 Non-Qualified Stock Compensation Plan whereby the corporation may compensate key employees, advisors and consultants by issuing them shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the corporation's cash resources. We reserved 60,000,000 shares of our $.001 par value common stock for issuance under the Plan and registered the shares on a Form S-8 registration statement with the Securities and Exchange Commission on January 11, 2005. On or about February 10, 2005, we amended the Stock Plan to authorize an additional 100,000,000 shares and registered these additional shares on Form S-8. All shares have been issued out of this plan.

In August 2005, we adopted the August 2005 Non-Qualified Stock Compensation Plan whereby the corporation may compensate key employees, advisors and consultants by issuing them shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the corporation's cash resources. We reserved 300,000,000 shares of our $.001 par value common stock for issuance under the Plan and registered the shares on a Form S-8 registration statement with the Securities and Exchange Commission on August 19, 2005. At March 31, 2006, there were approximately 180,000,000 shares remaining for issuance (180,000 post 1-1,000 reverse on June 16, 2006).

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

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the years ended March 31, 2006 and 2005, there were no dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004,  the FASB issued SFAS No. 153,  "Exchanges of Nonmonetary Assets - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement eliminates the exception  for  nonmonetary  exchanges  of  similar  productive  assets and replaces it with a general  exception for exchanges of  nonmonetary  assets that do  not  have  commercial  substance.   A  nonmonetary  exchange  has commercial substance if the future cash flows of the entity are expected to change significantly  as a  result  of the  exchange.  This Statement  is effective for  nonmonetary  asset  exchanges  occurring in fiscal  periods beginning after June 15, 2005. The Company does not expect  application of SFAS No. 153 to have a material affect on its financial statements.
This Statement  is effective for  nonmonetary  asset  exchanges  occurring in fiscal  periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In May 2005, the FASB issued SFAS No. 154,  "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement  is effective for  accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

GOING CONCERN OPINION

Our audited financial statements for the fiscal year ended March 31, 2006, reflect a net loss of $1,363,316. These conditions raised substantial doubt about our ability to continue as a going concern.

YEAR ENDED MARCH 31, 2006 AS COMPARED TO THE YEAR ENDED MARCH 31, 2005

NET REVENUES

Net revenues for the year ended March 31, 2006 were $511,463 compared to $683,323 for the year ended March 31, 2005. The decrease is due to in part to less intense sales and marketing efforts during the 2006 fiscal year.

COST OF SALES

Cost of sales for the year ended March 31, 2006 were $191,525 compared to $323,813 for the year ended March 31, 2005. Our cost of sales decreased due in part to a concentrated effort to reduce unnecessary expenses, which also resulted in an increased gross margin percentage for the 2006 fiscal year.

OPERATING EXPENSES

Operating expenses for the year ended March 31, 2006 were $1,566,754 compared to $4,951,240 for the year ended March 31, 2005. This decrease was due in part to a sharp decrease in general administration expenses in the amount of $2,250,737. Further, the Company recognized decreases in research and development expenses ($320,000) and inventory impairment expenses of $286,251 for the year ended March 31, 2006 as compared to $1,100,000 for the fiscal year ended March 31, 2005.

The impairment of inventory was recognized because the Company has experienced little movement of its goods. However, management has been developing the technology which will allow the inventory to be utilized in formats compatible with current digital technologies.

NET LOSS

Net loss for the year ended March 31, 2006 was $1,363,316 compared to $4,801,840 for the year ended March 31, 2005. This change was due primarily to a sharp decrease in general and administrative expenses and inventory impairment from 2006 to 2005.

BASIC AND DILUTED LOSS PER SHARE

Our basic and diluted loss per share for the year ended March 31, 2006 was $2.04 compared to $27.81 for the year ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our current assets were $48,443 and current liabilities were $1,100,157. Cash and cash equivalents were $8,203. Our stockholder's deficit at March 31, 2006 was $2,795,389. We had a net usage of cash due to operating activities in March 31, 2006 and 2005 of $195,758 and $915,817, respectively. We had net cash used by financing activities of $198,250 and $925,858 for the twelve month period ended March 31, 2006 and 2005, respectively.

In January 2006, we initiated an offering in Europe pursuant to Regulation S. Pursuant to this offering, we transferred 40,000,000 shares of common stock, $.00001 par value, to a trustee in Europe for the sole purpose of selling shares in a Regulation S offering. Under the agreement with the trustee, we were to receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee were to be returned to us upon our request. The trustee was granted 10,000,000 shares under Section 4(2) and/or Regulation S of the Securities Act under the agreement and is entitled to 2.5% of the volume of trade of the administered assets. We applied for and received a separate CUSIP number on these shares.

Beginning January 13, 2006, the 40,000,000 shares were sold in the European market for approximately $120,000 pursuant to Section 4(2) and/or Regulation S of the Securities Act. Selling fees and expenses were $10,000.

In May 2006, we transferred 350,000,000 shares (pre-reverse) of common stock to a trustee in Europe for future Regulation S offerings overseas. These shares have not been sold to overseas investors. The trustee under the agreement is entitled to 2.5% of the volume of trade of the administered assets.

Our obligations include:

A Promissory note for $1,000,000 payable based on the purchase agreement of our subsidiary; Hotel Movie Network which pays 7.5% per annum. This note has no due date and may be paid anytime in stock or when funds are readily available. At March 31, 2006, $1,218,750 principal and interest was due under this note.

A promissory note for $800,000 payable for monies lent to company by our President and CEO Robert Russell which pays 7.5% per annum. This note is due on or before March 31 2007. At March 31, 2006, $920,000 principal and interest was due under this note.

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

On December 15, 2004, we entered into a Letter of Agreement with B2 Networks whereby B2Networks will provide certain operations assistance to the company in exchange for a portion of gross revenue or $10,000 per month. This agreement was terminated in January 2006.

The amounts paid to B2 Networks have been recorded as research and development since the project has not achieved technical feasibility.

Dutchess Private Equities Fund II, LP

On February 23, 2005, Dutchess Private Equities Fund II, LP declared a note in the amount of $26,400 due. On July 7, 2005, Dutchess notified us that they elected to switch the Note and associated penalties to a Convertible Debenture with registration rights requiring that a registration agreement be filed within twenty days and effective within forty days. We have not filed a registration statement or made any payments on this Note and Dutchess is claiming penalties of $1,000 per day as a result. At July 6, 2005, Dutchess alleged the principal balance was $35,176.31. No action has been filed in this matter. In February 2006, both parties agreed on an amount of $35,000 due as of May 31, 2006. The company has made total payments in the amount of $26,500.

Employment Agreements

On January 25, 2005, we entered into a new employment agreement with Robert Russell whereby Mr. Russell agreed to serve as Chief Executive Officer of the company for a period of three years for $240,000 per annum. Mr. Russell also received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock.

On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. On January 4, 2006, we extended this agreement until December 31, 2006, decreasing Ms. Pearlstein’s salary to $30,000 per year.

On September 12, 2005, we entered into an employment agreement with Paul La Barre, whereby Mr. La Barre would serve as Vice-President and Chief Operation Officer for a period of three years. In exchange for services, Mr. La Barre is to receive a minimum base salary of $60,000 per annum and a one time grant of 800,000 shares of Series A Preferred Stock.

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

We have incurred significant net operating losses in each of the years ended March 31, 2006 and 2005. We realized a net loss of $1,363,316 for the twelve months ended March 31, 2006, as compared to net loss of $4,801,840 for the twelve months ended March 31, 2005. Our accumulated deficit through March 2006 was $11,199,249. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business.

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION DUE TO OUR RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended March 31, 2006, reflect a net loss of $1,363,316. These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. If we do not obtain additional funding, we may not be able to continue our operations.

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

IF WE CAN NOT IMPLEMENT OUR BUSINESS PLANS REGARDING HOTEL MOVIE NETWORK, WE MAY NEVER BECOME PROFITABLE.

Our business model includes leveraging the assets we acquired from Hotel Movie Network, Inc. We have just begun to incorporate these assets into our company. Accordingly, we are unable to predict the demand for our services and are therefore unable to predict whether our business model may be sustained. If we are unable to generate significant revenues under our current business model, we may never become profitable and, if we become profitable, we may not be able to sustain profitability. .

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

ITEM 7. FINANCIAL STATEMENTS

B2Digital, Incorporated
Financial Statements
March 31, 2006

Contents

Page
Report of independent Registered Public Accounting Firm	F-1

Financial Statements
Balance Sheets	F-2-F-3
Statements of Operations	F-4
Statements of Stockholders' Equity (Deficit)	F-5
Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7 to F-13

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545 2228
South Fraser Street Unit 1
Aurora, Colorado 80014

Board of Directors
B2Digital, Incorporated

I have audited the accompanying balance sheets of B2Digital, Incorporated as of March 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the two years then ended These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audits.

I conducted my audits in accordance with Standards Of the Public Companies Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits and the report of other auditors, the financial statements referred to above fairly present in all material respects, the financial position of B2Digital, Incorporated as of March 31, 2006 and 2005 the results of its operations and cash flows for the years then ended and in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell, CPA, P.C
Larry O'Donnell, CPA, P.C
June 23, 2006

B2 Digital, Incorporated
Balance Sheets

	March 31, 2006	March 31, 2005
Assets
Cash	$8,203	$5,711
Accounts receivable	40,243	76,744
Inventories	--	287,301
Prepaid expenses	--	12,790
Total Current Assets	48,443	382,546

Property and Equipment:
Hotel equipment	150,000	622,805
Office furniture and equipment	955,226	454,121
Leasehold improvements	--	28,300
Accumulated Depreciation	(1,010,226)	(984,986)
Total Property and Equipment	95,000	120,258

TOTAL ASSETS	$143,446	$502,804

B2 Digital, Incorporated
Balance Sheets

	March 31, 2006	March 31, 2005
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$894,407	$528,049
Related party loans payable	14,500	242,000
Notes payable	120,000	120,000
Bond payable	71,250	75,000
Total Current Liabilities	1,100,157	965,049

Long-Term Liabilities:
Convertible notes payable	1,038,678	1,438,678
Note payable related party	800,000	800,000
Total Long-Term Liabilities	1,838,678	2,238,678

TOTAL LIABILITIES	2,938,835	3,203,727

Stockholders' Equity:
Preferred stock,2006 $.00001 2005 $.001 par value;
50,000,000 shares authorized;
2,000 and 1,200 shares
issued and outstanding,
respectively	--	1
Additional paid in Capital	708,000	515,999
Common stock, 2006 $.00001 2005 $.001 par value:
5,000,000,000 shares
authorized, 963,971 and
336,871 shares issued and
outstanding, respectively	10	337
Additional paid in Capital	7,735,850	6,668,673
Stock subscription receivable	(40,000)	(50,000)
Accumulated deficit	(11,199,249)	(9,835,933)
	(2,795,389)	(2,700,923)
	$143,446	$502,804

See Notes to Financial Statements

B2 Digital, Incorporated
Statements of Operations

	Years ended March 31,
	2006	2005
Revenues	$511,463	$683,323
Cost of sales	191,525	323,813
Gross Profit	319,938	359,933

Operating Expenses:
General and Administrative Expenses	1,270,503	3,521,240
Research and development	10,000	330,000
Impairment of inventories	286,251	1,100,000
Total Operating Expenses	1,566,754	4,951,240

Operating Loss	(1,246,816)	(4,591,307)
Other Expenses:
Interest	116,500	210,533
Total Other Expenses	116,500	210,583

Net Loss	$(1,363,316)	$(4,801,840)
Basis and Diluted
Earnings(Loss)Per Share	$(2.04)	$(27.81)

Weighted average
Shares out-standing	667,020	172,693

See Notes to Financial Statements

B2 Digital, Incorporated
Stockholders' Equity
Years Ended March 31, 2006 and 2005

                                                           Additional                              Additional
                                   Common Stock             Paid in    Preferred      Stock          Paid in     Accumulated
                               Shares        Amount         Capital      Shares       Amount         Capital       Deficit

Balance, March 31, 2004         74,707    $ 3,638,451     $        -        800     $ 800,000       $      -    $ (5,034,093)

Preferred stock retired              -              -              -       (800)     (800,000)             -               -

Exchange of no par value
shares for $.001 par
value shares                         -     (3,638,376)     3,638,376          -             -              -               -

Issuance of stock
for BB2 Network                  2,667              3         99,997          -             -              -               -

Issuance of common stock
for services based
on value of  services
performed                      190,208            190      2,174,510          -             -              -               -

Issuance of preferred
stock for services
based on value of
services performed                   -              -              -      1,200             1        515,999               -

Issuance of common
stock for cash                  85,989             86        755,773          -             -              -               -

Common shares
returned for no
consideration                  (16,700)           (17)            17          -             -              -               -

Net loss for the year                -              -              -          -             -              -      (4,801,840)

Balance, March 31, 2005        336,871    $       337     $6,668,673      1,200     $       1        515,999    $ (9,835,933)

Common shares issued
For services rendered          171,600            172        286,678          -             -              -               -

Common shares issued
For debt                        20,000             20         29,980          -             -              -               -

Common shares cancelled         (4,500)            (5)             5          -             -              -               -

Common shares issued
For note payable               440,000            440        749,560          -             -              -               -

Preferred shares issued
For cash                             -              -              -        800             1        191,999               -

Exchange of $.001 par
value shares for $.00001
par value shares                     -           (954)           954          -            (2)             2               -

Net loss for the year
Ended March 31, 2006                 -              -              -          -             -              -      (1,363,316)

Balance, March 31, 2006        963,971    $        10     $7,735,850      2,000     $       -       $708,000    $(11,199,249)

See Notes to Financial Statements

B2 Digital, Incorporated.
Statements of Cash Flows

	Years ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(1,363,316)	$(4,801,840)
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	--	117,888
Impairment of inventories	286,251	1,100,000
Stock issued for Services	286,849	2,690,701
Disposal of fixed assets	25,258	--
Decrease (increase) in:
Accounts receivable	36,501	(16,340)
Inventory	1,050	(15,935)
Other assets	12,790	(12,790)
Increase (decrease) in:
Accounts payable and accrued
expenses	518,859	22,499
Net cash provided (used)
By operating	(195,758)	(915,817)

Cash Flows From Investing Activities
Acquisition of property
And equipment	--	(5,423)
Net cash provided (used) in investing
activities	--	(5,423)
Cash Flows From Financing Activities
Increase in Notes payable	--	120,000
Proceeds from sale of stock	192,000	805,858
Cash received on subscriptions
Receivable	10,000	10,000
Decrease in bonds payable	(3,750)	--
Net cash used by financing
Activities	198,250	925,858

Net increase (decrease) in cash	2,492	4,618
Cash, beginning	5,711	1,093
Cash, ending	$8,203	$5,711

Schedule of non-cash investing and financing transactions
Common stock issued for B 2 network	$--	$100,000
Amounts Payable Converted to preferred Stock	$--	$800,000
Common stock issued for debt	$--	$156,000

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

In December 2004,  the FASB issued SFAS No. 153,  "Exchanges of Nonmonetary Assets - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement eliminates the exception  for  nonmonetary  exchanges  of  similar  productive  assets and replaces it with a general  exception for exchanges of  nonmonetary  assets that do  not  have  commercial  substance.   A  nonmonetary  exchange  has commercial substance if the future cash flows of the entity are expected to change significantly  as a  result  of the  exchange.  This  Statement  is effective for  nonmonetary  asset  exchanges  occurring in fiscal  periods beginning after June 15, 2005. The Company does not expect  application of SFAS No. 153 to have a material affect on its financial statements.
This  Statement  is effective for  nonmonetary  asset  exchanges  occurring in fiscal  periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In May 2005, the FASB issued SFAS No. 154,  "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of  changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This  Statement  is effective for  accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect  application of SFAS No. 154 to have a material affect on its financial statements.

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect  application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This  Statement  is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect  application of SFAS No. 156 to have a material affect on its financial statements.

2. Agreement with B2 Networks

On March 6, 2004, the Company entered into a Letter of Agreement with B2 Networks, LLC, whereby B2 Networks would provide data center facilities, management systems for video and set top services and assist with operating the Hotel Link services. On April 23, 2004, the Company agreed to purchase 20% of B2 Networks, LLC in exchange for 1,667,667 shares of common stock and $500,000. On August 2004, the Company amended this agreement to reduce the amount of purchase to 10% of the LLC in exchange for $200,000 and 2,667,000 shares of common stock.

On December 15, 2004, the Company entered into a Letter of Agreement with B2 Networks whereby B2Networks will provide certain operations assistance to the company in exchange for a portion of gross revenue or $10,000 per month.

The amounts paid to B2 Networks have been recorded as research and development since the project has not achieved technical feasibility.

3. Inventories

Inventories consist of finished goods.

During the years ended March 31, 2006 and 2005 the Company recognized an impairment loss of $286,251 and $1,100,000, respectively, related to inventories.

4. Notes payable

The Company has a promissory note which bears interest at six percent and is unsecured. The note was originally due September, 2003. If the note is not paid at maturity, the unpaid balance and accrued interest shall bear interest at twelve percent. The note was retired in April 2005 in return for common stock and cash.

On April 2004 the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable. Mr Russell had previously converted the note payable into the preferred stock. The conversion is back to a note payable that reverts the capital back to its previous condition which pays 7.5% per annum. The note is due on or before March 31, 2007.

5. Bond payable

The Company has a bond payable which bears interest at ten percent and is unsecured. The bond was due July, 2004. The Company has negotiated the right to pay the bond when it has adequate source of funding.

6. Stockholders Equity

Effective January 12, 2005, the Certificate of Incorporation was amended to increase the authorized common stock to 900,000,000 shares of common stock and to authorize 50,000,000 shares of preferred stock.

Effective September 20, 2005, the Certificate of Incorporation was amended to increase our authorized common stock to 5,000,000,000 shares of common stock, $.00001 par value and to change the par value of preferred stock to $.00001.

On June 16, 2006, the Certificate of Incorporation was amended to effect a reverse split of our common shares in a ratio of one new share for every one thousand (1,000) existing shares.

On January 10, 2005, the 2005 Non-Qualified Stock Compensation Plan was adopted whereby the company may compensate key employees, advisors and consultants by issuing them shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the corporation's cash resources. The Company reserved 60,000 (post reverse split) shares of our $.001 par value common stock for issuance under the Plan and registered the shares on a Form S-8 registration statement with the Securities and Exchange Commission on January 11, 2005. On or about February 10, 2005, the Stock Plan was amended to authorize an additional 100,000 shares and registered these additional shares on Form S-8. All shares have been issued out of this plan.

In August 2005, the August 2005 Non-Qualified Stock Compensation Plan was adopted whereby the Company may compensate key employees, advisors and consultants by issuing them shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the corporation's cash resources. The Company reserved 300,000 (post reverse split) shares of our $.001 par value common stock for issuance under the Plan and registered the shares on a Form S-8 registration statement with the Securities and Exchange Commission on August 19, 2005. At March 31, 2006, there were approximately 180,000 shares remaining for issuance.

In January 2006, the Company initiated an offering in Europe pursuant to Regulation S. Pursuant to this offering, 40,000 (post reverse split) shares of common stock, $.00001 par value were transferred, to a trustee in Europe for the sole purpose of selling shares in a Regulation S offering. Under the agreement with the trustee, the Company is to receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee are to be returned to the Company upon its request. The trustee was granted 10,000 (post reverse split) shares under Section 4(2) and/or Regulation S of the Securities Act under the agreement and is entitled to 2.5% of the volume of trade of the administered assets.

Beginning January 13, 2006, the 40,000 (post reverse split) shares were sold in the European market for approximately $120,000 pursuant to Section 4(2) and/or Regulation S of the Securities Act. Selling fees and expenses were $10,000.

In May 2006, 350,000 (post reverse split) shares of common stock were transferred to a trustee in Europe for future Regulation S offerings overseas. These shares have not been sold to overseas investors. The trustee under the agreement is entitled to 2.5% of the volume of trade of the administered assets.

Stock options

On October 12, 2004, the Company entered into a Fee Agreement for Professional Services with Weed & Co. LLP (the “Agreement”). Terms of the Agreement provided for, among other things, the issuance to Richard O. Weed, as designee of Weed & Co. LLP, 2,000,000 shares of common stock, and options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.03 per share. These options expire December 31, 2010. Further, pursuant to the Agreement, Mr. Weed was granted additional options to purchase common stock on the following dates: (1) on March 9, 2005, options to purchase 1,000,000 common shares at an exercise price of $.0093 per share, expiring December 31, 2010, (2) on October 9, 2005, options to purchase 1,000,000 common shares at an exercise price of $.002 per share, expiring December 31, 2010, and (3) on March 9, 2006, options to purchase 1,000,000 common shares at an exercise price of $.0011 per share, expiring March 9, 2011. The options are not subject to dilution (i.e., no adjustment to the number of shares or the exercise price) based upon any reverse split of the common stock. The options are exercisable in whole or in part with a promissory note of less than 45 days duration or upon common “cashless exercise” terms.

The following is a schedule of the activity relating to the Company’s stock options and warrants.

	Year Ended March 31, 2006		Year Ended March 31, 2005
	Weighted Avg. Shares (x 1,000)	Exercise Price	Weighted Avg. Shares (x 1,000)	Exercise Price

Options outstanding at beginning of year	3,000	$0.231	--	$--

Granted:
Options	2,000	$.002-$.0011	3,000	$.03-$.0093
Exercised	--	$--	--	$--

Expired:	(--)	$--	--	$--

Options outstanding and exercisable at end of period	5,000	$0.0145	3,000	$0.0231

Weighted average fair value of options and warrants granted during the year		$--		$--

The following table summarizes information about the Company’s stock options outstanding at March 31, 2006, all of which are exercisable.

Range of Average Exercise Prices	Weighted Average Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price
$0.0093-0.0011	5,000,000	5 years	$ 0. 0145

Preferred stock

The Company has 50,000,000 authorized shares $.00001 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The board has designated two million shares as Series A each share may be converted into 240 shares of common stock.

7. Income taxes

There is no provision for income taxes since the Company has incurred net operating losses. Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

	2006	2005
Federal income tax benefit at statutory rate (34%)	$(409,000)	$(1,400,000)

State income tax benefit net of federal tax effect	(87,000)	(217,000)

Deferred income tax valuation allowance	496,000	1,617,000
	$--	$--

The Company's deferred tax assets are as follows:

Net operating loss carryforward	$3,371,000	$2,875,000
Valuation allowance	(3,371,000)	(2,875,000)
	$--	$--

At March 31, 2006, the Company has net operating loss carryforwards of approximately $8 million which may be available to offset future taxable income through 2026.

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

9. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $11,199,249 at March 31, 2006, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

10. Subsequent event

After February 23, 2006, the Board of Directors approved a reverse split of all outstanding shares of its common stock . As a result of the reverse split, each 1,000 shares of common stock issued and outstanding immediately prior to the effective date will be combined and converted into one new share of common stock. The reverse split is effective at the opening of business on Friday, June 16, 2006.

The effects of the reverse stock split has been reflected retroactively. The shares in the accompanying financial statements have been shown after the affect of the reverse stock split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On December 15, 2004, we entered into a Letter of Agreement with B2 Networks, LLC whereby B2 Networks is providing certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month. In January 2006 B2Digital decided to terminate this agreement and the B2digitaltv services as it was not generating revenue and was not viable to continue.

On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. On January 4, 2006, we extended this agreement until December 31, 2006 decreasing Ms. Pearlstein’s salary to $30,000 per year.

On February 7, 2006, the Company’s Board of Directors and stockholders with a majority of the voting power authorized the Board of Directors to amend its Certificate of Incorporation, in their sole discretion, to effect a reverse split of all outstanding shares of its common stock at any time within the next twelve months in a range between ten (10) and one thousand (1,000), pursuant to which any whole number of outstanding shares between and including 10 and 1,000 would be combined into one share of common stock. The outstanding preferred stock was not affected by any reverse split. This information was disclosed in a Schedule 14C information statement on February 23, 2006.

After February 23, 2006, the Board of Directors met and selected the 1-1,000 ratio and instructed management to prepare and file the amendment to the Company’s Certificate of Incorporation reflecting that ratio. The reverse split was effective at the opening of business on Friday, June 16, 2006.

Subsequent to March 31, 2006, on July 5, 2006, the Board of Directors designated 40,000,000 shares of preferred stock, $.00001 par value, as Series B Convertible Preferred Stock. The Series B does not have any voting rights with the common stockholders and does not have a liquidation preference, does not accrue, earn or participate in any dividends and is not subject to redemption. Twelve months after the original issuance date, but not before, each outstanding share of Series B Convertible Preferred Stock may be converted at the option of the holder into five (5) shares of common stock.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME	AGE	POSITION
Robert C. Russell	39	CEO and Director
Igor Loginov	45	Chief Technical Officer, Director
Marcia A. Pearlstein	51	Interim Chief Financial Officer, Corporate Secretary, Director
Paul La Barre	61	Vice-President, Chief Operation Officer, Director

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

Paul LaBarre was appointed Vice President and Chief Operation Officer and director on September 12, 2005. His education includes: A.A.S., Paralegal Studies, University of San Gabriel; B.A., 1966; B.S.E.E., 1970, A.S.U.; M.B.A., Alameda College, From1997. until present Mr. La Barre has served as President/CEO of Hotel Movie Network and Coast Communications, Inc.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert, but plans to designate an expert once it generates sufficient revenue.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2006 except that Mr. La Barre failed to timely file a Form 3 after his appointment as an officer on September 12, 2005. This Form was subsequently filed.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officers and principal accounting officers or controllers and those performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our Executive Officers’ compensation earned for fiscal years ending March 31, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
Name & Principal Position	Year	Salary ($)	Other Annual Bonus	Restricted Compensation ($)	Options Stock Awards	LTIP SARs (#)	Payouts ($)	All Other Compensation ($)
Robert C. Russell, President	2006 2005 2004	240,000(1) 150,000(2) 120,000	0 0 300,000	0 0 0	0 0 0	0 0 0	0 0 0	0 430,000(3) 0
Marcia A. Pearlstein Secretary, Interim CFO	2006 2005 2004	60,000(4) 60,000(5) 12,000	0 4,000 9,000	0 0 0	0 0 0	0 0 0	0 0 0	0 86,000(6) 0
Igor Loginov, Chief Technology Officer	2006 2005 2004	0 0 0	0 0 0	0 0 9,000	0 0 0	0 0 0	0 0 0	0 0 0
Paul La Barre, Chief Operation Officer	2006*	30,000(7)	0	0	0	0	0	192,000(8)

•	Mr. La Barre was appointed September 12, 2005

(1)	$21,715 of this amount has been paid, the remainder has been accrued.
(2)	$110,000 of this amount has been paid, the remainder has been accrued.
(3)	On February 10, 2005, Mr. Russell received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.
(4)	$10,750 of this amount has been paid, the remainder has been accrued.
(5)	Payable in common stock, valued at $.001 per share.
(6)	On February 10, 2005, Ms. Pearlstein received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.
(7)	This amount has been accrued but not paid.
(8)	On September 12, 2005, Mr. La Barre received 800,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.24 per share.

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

On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. On January 4, 2006, we extended this agreement until December 31, 2006 decreasing Ms. Pearlstein’s salary to $30,000.

On September 12, 2005, we entered into an employment agreement with Paul La Barre, whereby Mr. La Barre would serve as Vice-President and Chief Operation Officer for a period of three years. In exchange for services, Mr. La Barre is to receive a minimum base salary of $60,000 per annum and a one time grant of 800,000 shares of Series A Preferred Stock.

OPTIONS

For our fiscal year ending March 31, 2006, we did not issue options to our executive officers or directors and they did not exercise any options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 16, 2006 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, each person's address is c/o B2Digital, Inc., 4425 Venture Cannon Ave., Sherman Oaks, CA 91423.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Robert Russell CEO, Director	18,140	1.0%
Series A Preferred Stock		1,000,000(2)	50.0%

Common Stock	Paul La Barre Chief Operation Officer	558	<1%
Series A Preferred Stock		800,000(2)	40.0%

Common Stock	Igor Loginov Chief Technology Officer	240	<1%

Common Stock	Marcia A. Pearlstein Chief Financial Officer	4,200	<1%
Series A Preferred Stock		200,000(2)	10.0%

Common Stock	Shares of all directors and executive officers as a group (4 persons)	23,138	1.32%
Series A Preferred Stock	Shares of all directors and executive officers as a group (3 persons)	2,000,000(2)	100%

Common Stock Options	Richard O. Weed Weed & Co. LLP 4695 MacArthur Ct., Ste. 1430 Newport Beach, CA 92660	5,000,000(3)	96.6%(4)

(1)
As adjusted for the 1-1,000 reverse split on June 16, 2006, there are approximately 1,751,341 shares of common stock issued and outstanding (not including shares to be issued in lieu of fractional shares). All shares listed have been adjusted, as applicable, for the reverse split. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on June 16, 2006, plus shares of common stock subject to options held by such person on June 16, 2006 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)	Series A Convertible Preferred Stock is convertible into common stock at a rate of 240 shares per each share of Series A held. The Series A votes with the common stock on an as converted basis.
(3)
Richard O. Weed, as designee of Weed & Co. LLP, pursuant to a fee agreement for professional services holds options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.03 per share. These options expire December 31, 2010. Further, pursuant to the Agreement, Mr. Weed was granted additional options to purchase common stock on the following dates: (1) on March 9, 2005, options to purchase 1,000,000 common shares at an exercise price of $.0093 per share, expiring December 31, 2010, (2) on October 9, 2005, options to purchase 1,000,000 common shares at an exercise price of $.002 per share, expiring December 31, 2010, and (3) on March 9, 2006, options to purchase 1,000,000 common shares at an exercise price of $.0011 per share, expiring March 9, 2011.

(4)	Upon conversion of all options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 2004, the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable. Mr. Russell had previously converted the note payable into the preferred stock. The conversion is back to a note payable that reverts the capital back to its previous condition which pays 7.5% per annum. This note is due on or before March 31, 2007. At March 31, 2006, $920,000 principal and interest was due under the note.

For the year ended March 31, 2005, Mr. Russell, our Chief Executive Officer, received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $.43 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock.

For the year ended March 31, 2005, Ms. Pearlstein, our Interim Chief Financial Officer, received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock, valued at $.43 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock. We also issued Ms. Pearlstein 4,000,000 shares of common stock; which was expensed at $4,000. On January 4, 2006, we extended this agreement until December 31, 2006 decreasing Ms. Pearlsteins salary to $30,000.

For the year ended March 31, 2006, Mr. La Barre, our Chief Operation Officer, received 800,000 shares of Series A Convertible Preferred Stock, valued at $.24 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock.

ITEM 13. EXHIBITS

The following exhibits are included as part of this Form 10-KSB. Reference to "the Company" in this Exhibit List means B2Digital, Incorporated, a Delaware corporation.

Number	Description

2.1	Asset Purchase Agreement between the Company and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).

3.1(a)	Restated Articles of Incorporation (filed as an exhibit to the company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.1(b)	Amendment to Certificate of Incorporation (Incorporated by reference from 10QSB dated December 31, 2004).

3.1(c)	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Form 10-KSB for March 31, 2005).

3.1(d)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Schedule 14C filed November 28, 2005)

3.1(e)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Form 8-K filed June 16, 2006)

3.1(f)	Certificate of Designation of Series B Convertible Preferred Stock

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1	2005 Non-Qualified Stock Compensation Plan, as amended (filed as Exhibit 10.1 to the Company's Form S-8 filed on February 10, 2005 and incorporated by reference herein).

4.2	August 2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on August 19, 2005 and incorporated by reference)

10.1	Employment Agreement dated January 25, 2005, with Robert C. Russell (Incorporated by reference from 10QSB dated December 31, 2004).

10.2	Marketing and Services Agreement between the company and InnNovations Multimedia Systems Inc dated April 12, 2004 (Incorporated by reference to 8-K filed April 12, 2004).

10.3	Member Interest Purchase Agreement between the company and B2Networks, Inc. dated April 23, 2004 (Incorporated by reference to 8-K filed April 23, 2004).

10.4	Consultant Agreement with Marcia A. Pearlstein (incorporated by reference from Form 10-QSB dated September 30, 2004).

10.5	Membership Interest Agreement with B2 Networks, LLC, as amended (incorporated by reference to Form 8-K filed August 12, 2004)

10.6	Operations Agreement with B2 Networks LLC (Incorporated by reference from Form 10-QSB dated December 31, 2004).

10.7	Fee Agreement with Richard O. Weed of Weed & Co. LLP (Filed as Exhibit 10.2 to Form S-8 filed January 11, 2005).

10.8	Settlement Agreement between B2Digital and Coast Communications dated 9-12-05 (Incorporated by reference from Exhibit 16.1 of Form 8-K dated 10-25-05).

10.9	Employment Agreement with Paul La Barre (Filed as Exhibit 10.2 and incorporated by reference to Form 8-K filed October 4, 2005).

10.10	Trust Agreement

14.1	Code of Ethics (Incorporated by reference to 10KSB filed June 19, 2004)

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Interim Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended March 31, 2006 was $10,490 and March 31, 2005 was $15,760, respectively.

Audit Related Fees, Tax Fees or All Other Fees

There were no other fees for the years ended March 31, 2006 or March 31, 2005.

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

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2Digital, Incorporated

Date: July 7, 2006	By:	/s/ Robert C. Russell
Robert C. Russell,
Chief Executive Officer

In accordance with the Exchange Act, this report statement has been signed below by the following persons on behalf of the registrant in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Robert C. Russell ____________________________ Robert C. Russell	President, Chief Executive Officer, Director	July 7, 2006

/s/ Marcia A. Pearlstein ____________________________ Marcia A. Pearlstein	Interim Chief Financial Officer, Secretary, Director	July 7, 2006

/s/ Igor Loginov ____________________________ Igor Loginov	Chief Technical Officer, Director	July 7, 2006

/s/ Paul La Barre ____________________________ Paul La Barre	Vice President, Chief Operation Officer, Director	July 7, 2006