Form 10QSB
period 2006-06-30
B2Digital, Inc.
filed 2006-08-14
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-11882

B2DIGITAL, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-0916299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4425 Ventura Canyon Ave., Suite 105
Sherman Oaks, CA 91423 (Address of principal executive offices)

Registrant's telephone number, including area code: (310) 281-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,804,641 shares of common stock, with a par value of $.00001 per share, as of August 9, 2006.

PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2006 (Unaudited) and March 31, 2006.	4

Statements of Operations (Unaudited) for the Three Months Ended
June 30, 2006 and June 30, 2005	5

Statement of Cash Flows (Unaudited) for the Three Months Ended
June 30, 2006 and 2005	6

Notes to Financial Statements (Unaudited)	7

B2 DIGITAL, INCORPORATED

FINANCIAL STATEMENTS

June 30, 2006 and March 31, 2006

B2 DIGITAL, INCORPORATED
Balance Sheets

ASSETS
	June 30,	March 31,
	2006	2006
	(Unaudited)
CURRENT ASSETS

Cash	$4,366	$8,203
Accounts receivable	44,601	40,243

Total Current Assets	48,967	48,446

PROPERTY AND EQUIPMENT

Hotel equipment	150,000	150,000
Office furniture and equipment	955,226	955,226
Less: accumulated depreciation	(1,015,583)	(1,010,226)

Total Property and Equipment	89,643	95,000

TOTAL ASSETS	$138,610	$143,446

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,080,303	$894,407
Related party loans payable	14,500	14,500
Notes payable	120,000	120,000
Bonds payable	71,250	71,250

Total Current Liabilities	1,286,053	1,100,157

LONG-TERM LIABILITIES

Convertible notes payable	1,038,678	1,038,678
Note payable related party	800,000	800,000

Total Long Term Liabilities	1,838,678	1,838,678

TOTAL LIABILITIES	3,124,731	2,938,835

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock;$0.00001 par value; 50,000,000 shares
authorized; 2,000,000 shares issued and outstanding	-	-
Common stock; $0.00001 par value; 5,000,000,000 shares
authorized; 1,493,971 shares issued and 1,751,341 shares
outstanding at June 30, 2006, 963,971 shares issued and
outstanding at March 31, 2006	15	10
Additional paid-in capital	8,653,844	8,443,850
Stock subscriptions receivable	(27,378)	(40,000)
Accumulated deficit	(11,612,602)	(11,199,249)

Total Stockholders' Equity (Deficit)	(2,986,121)	(2,795,389)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$138,610	$143,446

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Statements of Operations (Unaudited)

	For the Three Months Ended June 30,
	2006	2005

REVENUES	$84,358	$130,687

COST OF SALES	38,155	48,739

GROSS PROFIT	46,203	81,948

EXPENSES

General and administrative	399,806	10,000
Bad debts	40,000	-
Research and development	-	428,224

Total Expenses	439,806	438,224

OPERATING LOSS	(393,603)	(356,276)

OTHER INCOME (EXPENSES)

Interest expense	(19,750)	(15,250)

Total Other Income (Expense)	(19,750)	(15,250)

NET LOSS	$(413,353)	$(371,526)

BASIC LOSS PER SHARE	$(0.34)	$(1.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	1,228,971	367,000

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(413,353)	$(371,526)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	5,357	6,731
Bad debt expense	40,000
Common stock issued for services	90,000	450,810
Changes in operating assets and liabilities
Increase in accounts receivable	(4,358)	1,548
Increase in inventory	-	1,050
Increase in prepaid expenses	-	12,790
Increase (decrease) in accounts payable	185,896	(107,055)

Net Cash Used by Operating Activities	(96,458)	(5,652)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for B2 Digital	-	(50,000)

Net Cash Used in Investing Activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	-	-
Sale of common stock for cash	92,621	50,000

Net Cash Provided by
Financing Activities	92,621	50,000

NET DECREASE IN CASH	(3,837)	(5,652)

CASH AT BEGINNING OF PERIOD	8,203	5,711

CASH AT END OF PERIOD	$4,366	$59

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Common stock issued for services	$318,685	$450,810

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Notes to the Financial Statements
June 30, 2006 and March 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $11,612,602 at June 30, 2006, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

NOTE 3 -  SIGNIFICANT EVENTS

On February 7, 2006 the Company elected to perform a reverse-split of its common stock. On February 23, 2006, the Company selected a one share for 1,000 share basis for the reverse split. The Company had 1,493,971 post-split shares issued and 1,751,341 post-split shares outstanding immediately following the completion of the stock-split, which became effective on June 16, 2006.

During the three months ended June 30, 2006, the Company issued 180,000 post-split shares of common stock for services rendered at $0.50 per share. In addition, the Company issued 350,000 post-split common shares in exchange for cash and subscriptions receivable. As of June 30, 2006, the Company has received cash in the amount of $92,623 on this issuance, with $27,377 remaining as subscriptions receivable.

At June 30, 2006, the Company elected to write-off $40,000 in stock subscriptions receivable pertaining to common stock issued in prior period. Management made the determination that the collection of this receivable within the next fiscal year was very unlikely. The Company recorded bad debt expense in the amount of $40,000 pertaining to this action.

B2 DIGITAL, INCORPORATED
Notes to the Financial Statements
June 30, 2006 and March 31, 2006

NOTE 3 -  SIGNIFICANT EVENTS (Continued)

At June 30, 2006, the Company had 1,493,971 shares issued and 1,751,341 shares outstanding. The difference of 257,370 shares represents shares being held for sale by an unrelated trustee (“the Trustee”) in Europe. In January 2006, we initiated an offering in Europe pursuant to Regulation S. Pursuant to this offering, we transferred certain shares to the Trustee for the sole purpose of selling shares in a Regulation S offering. Under the agreement with the Trustee, the Company is entitled to receive the net proceeds from the sale of any of these shares, and any common stock not sold by the Trustee is to be returned to the Company upon request. The Trustee is entitled to 2.5% of the volume of the trade of the administered assets.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to June 30, 2006 the Company was notified that an independent investment company had obtained a legal judgment against the Company in the amount of $93,148. This amount has been accrued as a current liability in the June 30, 2006 financial statements.

On July 19, 2006, an the Company issued 48,000,000 post-split common shares to an officer of the Company, in exchange for the officer converting 200,000 Series A preferred shares at a one share for 240 shares basis.

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

The discussion and financial statements contained herein are for the three months ended June 30, 2006 and 2005. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $84,358 for the three month period ended June 30, 2006, as compared to $130,687 for the three month period ended June 30, 2005. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $38,155 for the three month period ended June 30, 2006, as compared to $48,739 for the three month period ended June 30, 2005. Our Cost of Sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $46,203 for the three month period ended June 30, 2006, as compared to $81,948 for the three month period ended June 30, 2005. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $628,491 for the three month period ended June 30, 2006 as compared to $428,224 for the three month period ended June 30, 2005, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $388,806 for the three month period ended June 30, 2006 as compared to a loss before taxes of $371,526 for the three month period ended June 30, 2005. The increase in loss is due primarily to an increase in professional fees, some of which were paid for in the form of common stock during the period.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the three month period ended June 30, 2006 was $(0.34) and $(1.01) compared to the same period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $1,080,303 in current liabilities. Additionally, we currently estimate that we will need approximately $2,000,000 to continue operations through the end of the fiscal year 2007. These operating costs include general and administrative expenses and the deployment of inventory.

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

In July, 2006, the company was advised that Golden Gate Investors, Inc. holds a default judgment in the amount of $93,148 (including costs and attorney’s fees) against the Company allegedly pursuant to a stock sale agreement dated January 14, 2005, as amended. We are in preliminary negotiations to settle this matter with Golden Gate, although there is no assurance that we will be able to do so.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity

Reverse Stock-Split

Effective June 16, 2004, the Company implemented a 1-for-1000 reverse split of its common stock. All references to the financial statements and notes thereto, numbers of shares and share amounts outstanding, have been retroactively restated to reflect the reverse stock-split.

Issuance of common stock for services

During the 3 months ended June 30, 2006, The Company issued 180,000 shares of its common stock registered under Form S-8 at $0.50 per share to various consultants for current and past services

Sale of common stock for cash and subscriptions receivable

During the three months ended June 30, 2006, the Company sold 350,000 shares of common stock for $120,000 which were issued pursuant to Section 4(2) and/or Regulation S of the Securities Act.  As of June 30, 2006, the Company received an amount of $92,623, with $27,377 remaining which has been recorded as a subscriptions receivable.

Recovery of Shares Issued in Error

During the three months ended June 30, 2006, the Company issued and recovered 50,000 shares of common stock valued at $25,000 previously issued in error.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT NO.     DESCRIPTION

2.1	Asset Purchase Agreement between the Company and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).

3.1(a)	Restated Articles of Incorporation (filed as an exhibit to the company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.1(b)	Amendment to Articles of Incorporation (Incorporated by reference from 10QSB dated December 31, 2004).

3.1(c)	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Form 10-KSB for March 31, 2005)

3.1(d)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Schedule 14C filed November 28, 2005)

3.1(e)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Form 8-K filed June 16, 2005)

3.1(f)	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference from Form 10-KSB filed July 14, 2006)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1	2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on January 11, 2005 and incorporated by reference herein).

4.2	August 2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on August 19, 2005 and incorporated by reference)

10.1	Consultant Agreement with Marcia A. Pearlstein (incorporated by reference from Form 10-QSB dated September 30, 2004).

10.2	Employment Agreement with Robert Russell (Effective January 25, 2005) (Incorporated by reference from 10QSB dated December 31, 2004).

10.2	Employment Agreement with Robert Russell (Effective January 25, 2005) (Incorporated by reference from 10QSB dated December 31, 2004).

10.3	Employment Agreement with Paul La Barre (Filed as Exhibit 10.2 and incorporated by reference to Form 8-K filed October 4, 2005).

10.4	Trust Agreement (incorporated by reference from Form 10-KSB filed July 14, 2006)

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Interim Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2006

B2DIGITAL, INCORPORATED

By: /s/ Robert Russell

-----------------------------------------
Robert Russell, President, Chief Executive Officer

/s/ Marcia Pearlstein
-----------------------------------------
Marcia Pearlstein, Secretary and Interim Chief Financial Officer