Form 10QSB
period 2006-09-30
B2Digital, Inc.
filed 2006-11-15
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,000,869 shares of common stock, with a par value of $.00001 per share, as of November 9, 2006.

PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2006 (Unaudited) and March 31, 2006	2

Statements of Operations (Unaudited) for the Three and Six Months Ended September 30, 2006 and September 30, 2005	3

Statement of Cash Flows (Unaudited) for the Three and Six Months Ended September 30, 2006 and September 30, 2005	4

Notes to Financial Statements (Unaudited)	5

B2 DIGITAL, INCORPORATED

FINANCIAL STATEMENTS

September 30, 2006 and March 31, 2006

B2 DIGITAL, INCORPORATED
Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$213,398	$8,203
Accounts receivable	47,014	40,243

Total Current Assets	260,412	48,446

PROPERTY AND EQUIPMENT

Hotel equipment	150,000	150,000
Office furniture and equipment	955,226	955,226
Less: accumulated depreciation	(1,020,883)	(1,010,226)

Total Property and Equipment	84,343	95,000

TOTAL ASSETS	$344,755	$143,446

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,005,072	$894,407
Related party loans payable	14,500	14,500
Notes payable	120,000	120,000
Bonds payable	71,250	71,250

Total Current Liabilities	1,210,822	1,100,157

LONG-TERM LIABILITIES

Convertible notes payable	1,038,678	1,038,678
Note payable related party	800,000	800,000

Total Long Term Liabilities	1,838,678	1,838,678

TOTAL LIABILITIES	3,049,500	2,938,835

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock;$0.00001 par value; 50,000,000 shares
authorized; 1,800,000 shares issued and outstanding	-	-
Common stock; $0.00001 par value; 5,000,000,000 shares authorized; 60,000,089 and
963,971 shares issued and outstanding, respectively	600	10
Additional paid-in capital	9,179,314	8,443,850
Stock subscriptions receivable	(16,045)	(40,000)
Accumulated deficit	(11,868,614)	(11,199,249)

Total Stockholders' Equity (Deficit)	(2,704,745)	(2,795,389)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$344,755	$143,446

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$92,958	$139,920	$177,316	$270,607

COST OF SALES	43,249	58,358	81,404	107,097

GROSS PROFIT	49,709	81,562	95,912	163,510

EXPENSES

General and administrative	286,971	182,878	686,777	611,102
Bad debts	-	-	40,000	-
Research and development	-	-	-	10,000

Total Expenses	286,971	182,878	726,777	621,102

OPERATING LOSS	(237,262)	(101,316)	(630,865)	(457,592)

OTHER INCOME (EXPENSES)

Interest expense	(18,750)	(33,750)	(38,500)	(49,000)

Total Other Income (Expense)	(18,750)	(33,750)	(38,500)	(49,000)

NET LOSS	$(256,012)	$(135,066)	$(669,365)	$(506,592)

BASIC LOSS PER SHARE	$(0.01)	$(0.37)	$(0.03)	$(1.38)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	39,172,825	367,000	26,604,440	367,000

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(669,365)	$(506,592)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	10,657	13,462
Bad debt expense	40,000
Common stock issued for services	137,910	490,810
Changes in operating assets and liabilities
Increase in accounts receivable	(6,771)	(16,049)
Increase in inventory	-	1,050
Increase in prepaid expenses	-	12,790
Increase (decrease) in accounts payable	238,664	(10,964)

Net Cash Used by Operating Activities	(248,905)	(15,493)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for B2 Digital	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in subscriptions receivable	(23,955)	10,000
Sale of common stock for cash	478,055	-

Net Cash Provided by Financing Activities	454,100	10,000

NET DECREASE IN CASH	205,195	(5,493)

CASH AT BEGINNING OF PERIOD	8,203	5,711

CASH AT END OF PERIOD	$213,398	$218

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Common stock issued for services	$90,000	$490,810
Common stock issued for debt	$100,000	$400,000

The accompanying notes are an integral part of these financial statements.

B2DIGITAL, INCORPORATED
Notes to the Financial Statements
September 30, 2006 and March 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $11,884,659 at September 30, 2006, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

NOTE 3 - SIGNIFICANT EVENTS

On February 7, 2006 the Board of Directors and stockholders with a majority of the voting power authorized the Board of Directors to amend its Certificate of Incorporation, in their sole discretion, to effect a reverse split of all outstanding shares of its common stock at any time within the next twelve months in a range between ten (10) and one thousand (1,000), pursuant to which any whole number of outstanding shares between and including 10 and 1,000 would be combined into one share of common stock. . On February 23, 2006, the Company’s board of directors selected a one share for 1,000 share basis for the reverse split. The Company had 1,493,971 post-split shares issued and 1,751,341 post-split shares outstanding immediately following the completion of the stock-split, which became effective on June 16, 2006.

During the six months ended September 30, 2006, the Company issued 180,000 post-split shares of common stock for services rendered at $0.50 per share. In addition, the Company issued 5,457,370 post-split common shares in exchange for cash and subscriptions receivable. The Company also issued 5,000,000 shares as payment on a note receivable.

B2DIGITAL, INCORPORATED
Notes to the Financial Statements
September 30, 2006 and March 31, 2006

NOTE 3 - SIGNIFICANT EVENTS (Continued)

During the period ended September 30, 2006, the Company elected to write-off $40,000 in stock subscriptions receivable pertaining to common stock issued in prior period. Management made the determination that the collection of this receivable within the next fiscal year was very unlikely. The Company recorded bad debt expense in the amount of $40,000 pertaining to this action.

During the quarter ended September 30, 2006 the Company was notified that an independent investment company had obtained a legal judgment against the Company in the amount of $93,148. This amount has been accrued as a current liability in these financial statements.

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

The discussion and financial statements contained herein are for the three and six months ended September 30, 2006 and 2005. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $92,958 for the three month period ended September 30, 2006, as compared to $139,920 for the three month period ended September 30, 2005. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $43,249 for the three month period ended September 30, 2006, as compared to $58,358 for the three month period ended June 30, 2005. Our Cost of Sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $49,709 for the three month period ended September 30, 2006, as compared to $81,562 for the three month period ended September 30, 2005. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $286,971 for the three month period ended September 30, 2006 as compared to $182,878 for the three month period ended September 30, 2005, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $256,012 for the three month period ended September 30, 2006 as compared to a loss before taxes of $135,066 for the three month period ended September 30, 2005. The increase in loss is due primarily to an increase in professional fees, some of which were paid for in the form of common stock during the period.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the three month period ended September 30, 2006 was $(0.04), compared a loss per share of ($0.37) during the corresponding period ended September 30, 2005.

SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $177,316 for the six month period ended September 30, 2006, as compared to $270,607 for the six month period ended September 30, 2005. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $81,404 for the six month period ended September 30, 2006, as compared to $107,097 for the six month period ended June 30, 2005. Our Cost of Sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $95,912 for the six month period ended September 30, 2006, as compared to $163,510 for the six month period ended September 30, 2005. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $686,777 for the six month period ended September 30, 2006 as compared to $611,102 for the six month period ended September 30, 2005, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $669,365 for the six month period ended September 30, 2006 as compared to a loss before taxes of $506,592 for the six month period ended September 30, 2005. The increase in loss is due primarily to an increase in professional fees, some of which were paid for in the form of common stock during the period.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the six month period ended September 30, 2006 was $(0.11), compared a loss per share of ($1.38) during the corresponding period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report dated June 23, 2006 for the year ended March 31, 2006. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $1,310,822 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2007. These operating costs include general and administrative expenses and the deployment of inventory .The Company is raising funds through the sale of its common stock and is the process of Preferred stock offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity

Sale of common stock for cash and subscriptions receivable

During the three months ended September 30, 2006, the Company sold 4,457,370 shares of common stock for $375,000 The shares were sold to a non-U.S. investor in reliance on Section 4(2) and/or Regulation S, with the investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the offering documents and placed on the shares, and with no selling efforts made within the U.S.  As of September 30, 2006, the Company received an amount of $358,055.33 with $16,045 remaining which has been recorded as a subscriptions receivable.

Shares Issued for Debt

During the three months ended September 30, 2006, the Company issued 5,000,000 shares of common stock valued at $100,000 and all liabilities attached to certain Inventory the Company purchased December 2002.. The shares were sold to a non-U.S. investor in reliance on Section 4(2) and/or Regulation S, with the investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the offering documents and placed on the shares, and with no selling efforts made within the U.S

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On July 5, 2006, the Board of Directors designated 40,000,000 shares of preferred stock, $.00001 par value, as Series B Convertible Preferred Stock. The Series B does not have any voting rights with the common stockholders and does not have a liquidation preference, does not accrue, earn or participate in any dividends and is not subject to redemption. Twelve months after the original issuance date, but not before, each outstanding share of Series B Convertible Preferred Stock may be converted at the option of the holder into five (5) shares of common stock. Subsequent to September 30, 2006, on or about October 19, 2006, the Company began an overseas offering of the Series B at $.03 per share pursuant to Regulation S. As of the date of this filing, the Company has issued an aggregate of 2,000,000 shares of Series B to two overseas investors, but has not delivered or received payment for the shares, which is dependant on certain conditions including DTC eligibility for the shares. There is no assurance that the Company will be able to obtain DTC eligibility for the Series B and/or complete this offering.

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

Dated November 10, 2006

B2DIGITAL, INCORPORATED

By: /s/ Robert Russell
Robert Russell, President, Chief Executive Officer

/s/ Marcia Pearlstein
Marcia Pearlstein, Secretary and Interim Chief Financial Officer