Form 10QSB
period 2006-12-31
B2Digital, Inc.
filed 2007-02-14
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,500,089 shares of common stock, with a par value of $.00001 per share, as of February 7, 2007.

PART I- FINANCIAL INFORMATION

B2 DIGITAL, INCORPORATED

FINANCIAL STATEMENTS

December 31, 2006 and March 31, 2006

B2 DIGITAL, INCORPORATED
Balance Sheets

ASSETS
	December 31,	March 31,
	2006	2006
	(Unaudited)
CURRENT ASSETS

Cash	$172,994	$8,203
Accounts receivable	61,304	40,243

Total Current Assets	234,298	48,446

PROPERTY AND EQUIPMENT

Hotel equipment	150,000	150,000
Office furniture and equipment	955,226	955,226
Less: accumulated depreciation	(1,026,426)	(1,010,226)

Total Property and Equipment	78,800	95,000

TOTAL ASSETS	$313,098	$143,446

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,003,484	$894,407
Related party loans payable	14,500	14,500
Notes payable	120,000	120,000
Bonds payable	71,250	71,250

Total Current Liabilities	1,209,234	1,100,157

LONG-TERM LIABILITIES

Convertible notes payable	638,678	1,038,678
Note payable related party	800,000	800,000

Total Long Term Liabilities	1,438,678	1,838,678

TOTAL LIABILITIES	2,647,912	2,938,835

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A; $0.00001 par value; 50,000,000
shares authorized; 1,800,000 shares issued and outstanding	-	-
Preferred stock, Series B; $0.00001 par value; 40,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock; $0.00001 par value; 5,000,000,000 shares
authorized; 83,500,089 and 963,971 shares issued and
outstanding, respectively	835	10
Additional paid-in capital	9,935,553	8,443,850
Stock subscriptions receivable	(186,940)	(40,000)
Accumulated deficit	(12,084,262)	(11,199,249)

Total Stockholders' Equity (Deficit)	(2,334,814)	(2,795,389)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$313,098	$143,446

The accompanying notes are an integral part of these financial statements.

2

B2 DIGITAL, INCORPORATED
Statements of Operations (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

REVENUES	$43,483	$148,398	$220,799	$419,005

COST OF SALES	20,896	43,390	102,300	150,487

GROSS PROFIT	22,587	105,008	118,499	268,518

EXPENSES

General and administrative	194,360	389,774	881,137	1,000,876
Bad debts	-	-	40,000	-
Research and development	-	-	-	10,000

Total Expenses	194,360	389,774	921,137	1,010,876

OPERATING LOSS	(171,773)	(284,766)	(802,638)	(742,358)

OTHER INCOME (EXPENSES)

Interest expense	(48,875)	(33,750)	(87,375)	(82,750)
Other income	5,000	-	5,000	-

Total Other Income (Expense)	(43,875)	(33,750)	(82,375)	(82,750)

NET LOSS	$(215,648)	$(318,516)	$(885,013)	$(825,108)

BASIC LOSS PER SHARE	$(0.00)	$(0.87)	$(0.02)	$(2.25)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	71,814,333	367,000	41,366,540	367,000

The accompanying notes are an integral part of these financial statements.

3

B2 DIGITAL, INCORPORATED
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(885,013)	$(825,108)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	16,200	20,193
Bad debt expense	40,000	-
Common stock issued for services	90,000	737,810
Changes in operating assets and liabilities
Increase in accounts receivable	(61,061)	(51,921)
Increase in inventory	286,251	1,050
Increase in prepaid expenses	-	12,790
Increase (decrease) in accounts payable	209,077	91,031

Net Cash Used by Operating Activities	(304,546)	(14,155)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in subscriptions receivable	23,955	10,000
Sale of common stock for cash	445,382	-

Net Cash Provided by
Financing Activities	469,337	10,000

NET DECREASE IN CASH	164,791	(4,155)

CASH AT BEGINNING OF PERIOD	8,203	5,711

CASH AT END OF PERIOD	$172,994	$1,556

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Common stock issued for services	$90,000	$737,810
Common stock issued for debt	$215,000	$400,000

The accompanying notes are an integral part of these financial statements.

4

B2 DIGITAL, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2006 and March 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of approximately $11,800,000 at December 31, 2006, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

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

During the nine months ended December 31, 2006, the Company issued 180,000 post-split shares of common stock for services rendered at $0.50 per share. In addition, the Company issued 18,100,000 post-split common shares in exchange for cash and subscriptions receivable. The Company also issued 15,000,000 shares as payment on certain company debts.

During the period ended December 31, 2006, the Company elected to write-off $40,000 in stock subscriptions receivable pertaining to common stock issued in prior period. Management made the determination that the collection of this receivable within the next fiscal year was very unlikely. The Company recorded bad debt expense in the amount of $40,000 pertaining to this action.

During the third fiscal quarter of 2006 the Company was notified that an independent investment company had obtained a legal judgment against the Company in the amount of $93,148. This amount has been accrued as a current liability in the December 31, 2006 financial statements.

B2 DIGITAL, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2006 and March 31, 2006

NOTE 3 - SIGNIFICANT EVENTS (Continued)

During the third fiscal quarter of 2006, an the Company issued 48,000,000 post-split common shares to an officer of the Company, in exchange for the officer converting 200,000 Series A preferred shares at a one share for 240 shares basis.

On July 5, 2006 the Company’s Board of Directors designated 40,000,000 shares of preferred stock, $0.00001 par value, as Series B Convertible Preferred Stock. The Series B does not have any voting rights with the common stockholders and does not have a liquidation preference, does not accrue, earn, or participate in any dividends and is not subject to redemption. Twelve months after the original issuance date, but not before, each outstanding share of Series B Convertible Preferred Stock may be converted at the option of the holder into five (5) shares of common stock.

On October 19, 2006, the Company began an overseas offering of the Series B preferred stock at $0.03 per share, pursuant to Regulation S. At December 31, 2006, the Company had yet to issue any of the Series B preferred stock.

NOTE 4 - SUBSEQUENT EVENTS

On January 7, 2007, the Company issued 24,000,000 common shares to its C.E.O., in exchange for the C.E.O. converting 100,000 Series A preferred shares on a one-share-for-240-shares basis.

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

The discussion and financial statements contained herein are for the three and nine months ended December 31, 2006 and 2005. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $43,483 for the three month period ended December 31, 2006, as compared to $148,398 for the three month period ended December 31, 2005. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $20,896 for the three month period ended December 31, 2006, as compared to $43,390 for the three month period ended December 31, 2005. Our Cost of Sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $22,587 for the three month period ended December 31, 2006, as compared to $105,008 for the three month period ended December 31, 2005. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $194,360 for the three month period ended December 31, 2006 as compared to $389,774 for the three month period ended December 31, 2005, respectively. General and administrative expenses in the current period decreased due to a decrease in fees incurred through the issuance of common stock for professional and consulting fees.

NET LOSS

We had a loss before taxes of $215,648 for the three month period ended December 31, 2006 as compared to a loss before taxes of $318,516 for the three month period ended December 31, 2005. The decreased loss in the current period results primarily from decreased general and administrative expenses, partially offset by a decreased gross profit.

BASIC AND DILUTED LOSS PER SHARE

Our basic and diluted loss per share for the three month period ended December 31, 2006 was $0.00, compared a loss per share of $0.87 during the corresponding period ended December 31, 2005.

NINE MONTHS PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $220,799 for the nine month period ended December 31, 2006, as compared to $419,005 for the nine month period ended December 31,, 2005. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $102,300 for the nine month period ended December 31, 2006, as compared to $150,487 for the nine month period ended September 31, 2005. Our Cost of Sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $118,499 for the nine month period ended December 31, 2006, as compared to $268,518 for the nine month period ended December 31, 2005. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $921,137 for the nine month period ended December 31, 2006 as compared to $1,010,876 for the nine month period ended December 31, 2005, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET LOSS

We had a loss before taxes of $885,013 for the nine month period ended December 31, 2006 as compared to a loss before taxes of $825,108 for the nine month period ended December 31, 2005. The increase in loss is due primarily to decreased sales, and a smaller gross profit in the current period..

BASIC AND DILUTED LOSS PER SHARE

Our basic and diluted loss per share for the nine month period ended December 31, 2006 was $(0.02), compared a loss per share of ($2.25) during the corresponding period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report dated June 23, 2006 for the year ended March 31, 2006. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $1,200,000 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations for the upcoming twelve months. These operating costs include general and administrative expenses and the deployment of inventory. The Company is raising funds through the sale of its common stock and is the process of Preferred stock offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity

Sale of common stock for cash and subscriptions receivable

During the three months ended December 31, 2006, the Company sold 13,500,000 shares of common stock for cash and subscriptions receivable totaling $356,473. Of this amount, $170.895 had not been collected as of December 31, 2006, and was classified as stock subscription receivable.. The shares were sold to a non-U.S. investor in reliance on Section 4(2) and/or Regulation S, with the investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the offering documents and placed on the shares, and with no selling efforts made within the U.S

Shares Issued for Debt

During the three months ended December 31, 2006, the Company issued 10,000,000 shares of common stock valued at $115,000 as payment for $400,000 in debt. Because the debt is payable to a related parrty, the remaining $285,000 has been classified as additional paid-in capital. The shares were sold to a non-U.S. investor in reliance on Section 4(2) and/or Regulation S, with the investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the offering documents and placed on the shares, and with no selling efforts made within the U.S

Item 3. Defaults Upon Senior Securities.

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

Subsequent to December 31, 2006, the Company issued 24,000,000 common shares to an officer of the Company, in exchange for the officer converting 100,000 Series A preferred shares at a one share for 240 shares basis.

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

Dated February 14, 2007

B2DIGITAL, INCORPORATED

By: /s/ Robert Russell

Robert Russell, President, Chief Executive Officer

/s/   Marcia Pearlstein

Marcia Pearlstein, Secretary and Interim Chief Financial Officer