Form 10KSB
period 2007-03-31
B2Digital, Inc.
filed 2007-07-17
CIK 725929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

Commission File Number 0-11882

B2DIGITAL, INCORPORATED
(Name of Small Business Issuer in its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation)

84-0916299
(I.R.S. Employer Identification No.)

4425 Ventura Canyon Avenue, Suite 105
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer's revenues for the year ended March 31, 2007 were $287,165

As of July 9, 2007, there were 164,373,971 shares of Common Stock issued and outstanding. The aggregate market value of the Issuer's common stock held by non-affiliates was $4,528,424, based on the closing price of the Issuer's common stock on July 9, 2007 of $0.05

As of July 9, 2007, the Issuer had approximately 164,373,971 shares of its $.00001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

B2DIGITAL, INCORPORATED

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	34
ITEM 13	EXHIBITS	35
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

PART I

ITEM I. DESCRIPTION OF BUSINESS

OVERVIEW

B2Digital, Incorporated (the "Company" or "B2Digital") is a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. B2Digital has a continued base of installed hotel rooms, which consists of contract rights of Hotel Movie Networks with Pay Per View and Cable/Satellite access, and associated Hardware and Peripherals. The purchase of Hotel Movie Network in March 2003, enabled B2Digital to provide in-room video entertainment and information services on several platforms. The Video On Call system allows hotel guests to select, at any time, movies through the television set in their hotel rooms. The PPV S-8 system is a reliable basic Pay Per View system that allows the Company to enter the mid to small hospitality market on a cost effective basis.

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

All of the installed rooms of Hotel Movie Network are located in the United States, United States Territories and Canada.

The Company’s web site is www.B2digital.net. The information found on this website is not a part of, and is not incorporated by reference into, this or any other report the Company files with or furnishes to the SEC.

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

Effective January 12, 2005, we amended our Certificate of Incorporation to increase our authorized common stock to 900,000,000 shares of common stock and to authorize 50,000,000 shares of preferred stock, which may be designated in series at the discretion of the board of directors. 2,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock and 40,000,000 shares of preferred have been designated as Series B Convertible Preferred Stock.

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

In September 2002, we entered into a Letter of Intent with Coast Communications, Inc. for the acquisition of privately-held Hotel Movie Networks, Inc., a Nevada Corporation domiciled in Mesa, Arizona. Assets of Hotel Movie Networks, Inc. consist of inventory, contracts and contract rights with certain production studios. In March 2003, the Company entered into an agreement to purchase Hotel Movie Networks, Inc., which made the Company a supplier of Video On Demand ("VOD") and Satellite Guest Entertainment systems to the mid-market hospitality industry. The purchase included a customer base of over 8,000 rooms through contract rights. These contracts consist mainly of "Free-to-Guest" or "Pay-per-Stay" guest services. The transaction closed on August 1, 2003. The former shareholders of Hotel Movie Network received 2,000,000 shares of our common stock and $150,000 cash. Additionally, we issued a $1,400,000 Convertible note that pays 7.5% interest per annum.

Through the purchase of Hotel Movie Network, we supply Video On Demand and Satellite Guest Entertainment systems to the mid-market hospitality industry. The acquisition of Hotel Movie Networks, Inc. provides affiliation with an established network of professional guest systems installation contractors who are experienced and familiar with the Hotel Movie Network business model.

In January 2003, B2Digital purchased a complete inventory of guest entertainment systems from Omega Funding, Inc. consisting of hardware and peripherals for $100,000 in cash and 1,900,000 shares of common stock. This inventory can supply the necessary hardware for deployment into over 100,000 guest rooms at a savings over the current industry average installation cost per room.

In November 2003, the Company entered into an agreement with EchoStar and Dish Network, which enabled the Company to purchase programming at a favorable discount. We intend to bring consumers a quality experience through video on demand and through providing traditional cable, satellite and internet access to users of Hotel Movie Network.

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

Pursuant to the agreement, B2 Networks and B2Digital were supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which was connecting to the in-room Hotellinktv.com for laptop users and the B2Digital TV set top box and handheld remote control for in-room television. These products allowed Powerlinx to market a large variety of in-room digital services, which included making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. We were also actively marketing the B2Wap service and the B2Digital TV Broadband Set Top Television System with our complete Hotel and MDU Connectivity products through our business-to-business marketing partner, Powerlinx, Inc. On December 15, 2004, we entered into a Letter of Agreement with B2 Networks, LLC whereby B2 Networks was providing certain operations assistance to the company in exchange for a portion of the gross revenue or $10,000 per month. In January 2006, B2Digital decided to terminate this agreement and the B2digitaltv services as it was not generating revenue and was not viable to continue.

On January 20, 2005, B2Digital, Inc. entered into a Purchase Agreement with EuroSwiss Equities, Ltd., a privately-held Caribbean company, whereby B2Digital agreed to purchase certain online casinos from EuroSwiss, including marketing rights and back office support (the "Assets"). In exchange for the Assets, we agreed to pay EuroSwiss $300,000 and 1,000,000 shares of Series A Convertible Preferred Stock, payable over three months. This agreement was subsequently terminated on May 4, 2005. No consideration was given to Euroswiss.

On March 13, 2007, the Company acquired through its wholly owned subsidiary, Hotel Movie Network, Inc., a Nevada corporation, certain assets of Creative Domain Investments Ltd, an Alberta, Canada company (“Creative Domain”). Pursuant to the Asset Purchase Agreement with Creative Domain dated March 13, 2007 (the “Agreement”), the Company purchased from Creative Domain certain assets utilized for Pay per View, wireless Internet and Voice over IP (VoIP) services in the hospitality industry and other applications. In consideration for the assets, the Company agreed to pay $200,000, in the form of 400,000 restricted shares of common stock of B2Digital, Incorporated valued at $0.50 per share.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

We have one patent registered in the Dominican Republic for our video technology. We own and, through our acquisition of Hotel Movie Network, acquired our various trade names, trademarks, service marks, and logos to be used in our businesses, which we intend to actively protect.

EMPLOYEES

As of March 31, 2007, we employed 6 full-time employees and 2 consultants. None of the employees are subject to a collective bargaining agreement, and there is no union representation. We believe our employee relationships are good.

RESEARCH AND DEVELOPMENT COSTS

Over the last two years, we spent approximately $10,000 on research and development.

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

Our administrative offices are located at 4425 Ventura Canyon Avenue, Suite 105, Sherman Oaks, California 91423, which is owned by our interim Chief Financial Officer. This space is being utilized on a temporary basis free of charge to save costs. There is no guarantee that this arrangement will continue.

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

In July 2006, we were advised that Golden Gate Investors, Inc. holds a default judgment in the amount of $93,148 (including costs and attorney’s fees), awarded in the Superior Court of California, County of San Diego, against the Company allegedly pursuant to a stock sale agreement dated January 14, 2005, as amended. The Company is in negotiations to settle this matter with Golden Gate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Over-The-Counter Bulletin Board under the symbol "BTWO" on November 10, 2001. Prior to November 10, 2001, our common stock was quoted under the symbol "TLCR."  After June 16, 2006, following a 1-1,000 reverse split of our common stock, we began to trade under the symbol “BTOD.” As set forth below, prices have been adjusted retroactively as applicable to reflect the reverse stock split effective June 16, 2006.

The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, based on quote information from NASDAQ.com. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	LOW	HIGH

2005*
First Quarter (April 1-June 30)	2.20	13.00
Second Quarter (July 1-September 30)	1.20	4.90
Third Quarter (October 1-December 31)	.30	4.00
Fourth Quarter (January 1-March 31)	.30	4.00

2006
First Quarter*(April 1-June 30)	.11	4.00
Second Quarter (July 1-September 30)	.06	.51
Third Quarter (October 1-December 31)	.08	.18
Fourth Quarter (January 1-March 31)	.06	.87

2007
First Quarter (April 1-June 30)	.05	.35

 *Prices have been retroactively adjusted for the 1-1,000 reverse stock split on June 16, 2006

As of March 31, 2007, our common stock was held by approximately 407 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agents of our common stock are Manhattan Stock Transfer (telephone number (631) 928 -7655) and First American Stock Transfer, Inc. (also handling Series B Preferred stock, (telephone number (602) 485-1346)).

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended March 31, 2007 the Company issued 3,180,000 shares for of common stock for services rendered. In addition, the Company issued 41,356,118 shares for cash and subscriptions receivable, The shares were sold to a non-U.S. investor in reliance on Section 4(2) and/or Regulation S, with the investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the offering documents and placed on the shares, and with no selling efforts made within the U.S. 25,200,000 shares for debt, and 400,000 shares as consideration for the purchase of certain intellectual property assets valued at $200,000. The Company also issued 72,000,000 shares to two officers upon conversion of preferred stock, and 1,000,000 shares upon conversion of cashless options.

EQUITY COMPENSATION PLANS

The following table sets forth as of March 31, 2007 compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,000,000	$.0427	180,000
Total	5,000,000	$.0427	180,000(1)*

* Post 1-1,000 reverse on June 16, 2006.
 (1) Shares remaining under the August 2005 Non-Qualified Stock Compensation Plan.

On October 12, 2004, the Company entered into a Fee Agreement for Professional Services with Weed & Co. LLP (the “Agreement”). Per the Agreement, at March 31, 2007, Richard O. Weed, as designee for Weed & Co. LLP, owned the following options to purchase common stock of the Company: (1) options to purchase 1,000,000 common shares at an exercise price of $.03 per share, expiring December 31, 2010; (2) options to purchase 1,000,000 common shares at an exercise price of $.0093 per share, expiring December 31, 2010; (3) options to purchase 1,000,000 common shares at an exercise price of $.002 per share, expiring December 31, 2010; (4) options to purchase 1,000,000 common shares at an exercise price of $.0011 per share, expiring March 9, 2011; and (5) options to purchase 1,000,000 shares of common stock at an exercise price of $.1713 per share, expiring September 9, 2011. The options are not subject to dilution (i.e., no adjustment to the number of shares or the exercise price) based upon any reverse split of the common stock. The options are exercisable in whole or in part with a promissory note of less than 45 days duration or upon common “cashless exercise” terms.

In August 2005, we adopted the August 2005 Non-Qualified Stock Compensation Plan whereby the corporation may compensate key employees, advisors and consultants by issuing them shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the corporation's cash resources. We reserved 300,000,000 shares of our $.001 par value common stock for issuance under the Plan and registered the shares on a Form S-8 registration statement with the Securities and Exchange Commission on August 19, 2005. On March 31, 2007, there were no shares remaining for issuance (post 1-1,000 reverse on June 16, 2006).

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less, to be cash equivalents.

Accounts Receivable - The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable.

Fair Value of Financial Instruments - The Company's financial instruments includes accounts receivable, accounts payable, notes payable and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

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

Income (Loss) per Share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the years ended March 31, 2007 and 2006, there were no dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of this statement to have a material impact on its financial reporting.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement became effective for fiscal years beginning after September 15, 2006. The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended December 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement became effective for fiscal years beginning after September 15, 2006. The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended December 31, 2006 or 2005.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes  and Error  Corrections," (hereinafter "SFAS No. 154") which replaces Accounting  Principles Board Opinion No. 20, "Accounting  Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28."  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company has adopted SFAS No. 154, which had no material affect on the Company’s financial statements for the year ended December 31, 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations."  FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this statement has had no impact on the Company's financial condition or results of operations at December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

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

GOING CONCERN OPINION

Our audited financial statements for the fiscal year ended March 31, 2007, reflect a net loss of $1,190,425. These conditions raised substantial doubt about our ability to continue as a going concern.

YEAR ENDED MARCH 31, 2007 AS COMPARED TO THE YEAR ENDED MARCH 31, 2006

NET REVENUES

Net revenues for the year ended March 31, 2007 were $287,165 compared to $511,463 for the year ended March 31, 2006. The decrease is due in part to less intense sales and marketing efforts during the 2007 fiscal year.

COST OF SALES

Cost of sales for the year ended March 31, 2007 were $137,778 compared to $191,525 for the year ended March 31, 2006. Our cost of sales decreased due in part to a concentrated effort to reduce unnecessary expenses, which also resulted in an increased gross margin percentage for the 2007 fiscal year.

OPERATING EXPENSES

Operating expenses for the year ended March 31, 2007 were $1,247,437 compared to $1,566,754 for the year ended March 31, 2006. This decrease was due in part to a decrease in general and administrative expenses in the amount of $95,071 ($1,175,432 for the year ended March 31, 2007 compared to $1,270,503 for the year ended March 31, 2006). Further, the Company recognized an impairment of assets in the amount of $286,251 during the 2006 fiscal year. No similar expense was recorded during the 2007 fiscal year.

NET LOSS

Net loss for the year ended March 31, 2007 was $1,190,425 compared to $1,363,316 for the year ended March 31, 2006. This change was due primarily to a decrease in general and administrative expenses, partially offset by a significant inventory impairment recognized during the 2006 fiscal year.

BASIC LOSS PER SHARE

Our basic loss per share for the year ended March 31, 2007 was $0.02 compared to $2.04 for the year ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, our current assets were $172,708 and current liabilities were $1,222,916. Cash and cash equivalents were $140,135. Our stockholder's deficit at March 31, 2007 was $1,652,886. We had a net usage of cash by operating activities for the twelve months periods ended March 31, 2007 and 2006 of $739,586 and $195,758, respectively. We had net cash provided by financing activities of $871,518 and $198,250 for the twelve months periods ended March 31, 2007 and 2006, respectively.

Our obligations include:

A Promissory note based on the purchase agreement of our subsidiary, Hotel Movie Network, which pays 7.5% per annum. This note has no due date and may be paid anytime in stock or when funds are readily available. At March 31, 2007. $462,500.00 principal was due under this note. On November , 2006, the Company’s board of directors approved an amendment to this Agreement, whereby $400,000 of the Notes would be converted into common stock at $.04 per share. The Company issued 10,000,000 shares of common stock On Feburary , 2007, the Company’s decreased the note a further $400,000 by issuing an additional 10,000,000 shares of common stock at $.04 per share.

A promissory note for $800,000 payable for monies lent to company by our President and CEO Robert Russell which pays 7.5% per annum. This note is due on or before March 31, 2007. At March 31, 2007, $980,000 principal and interest was due under this note.

Material Agreements

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

On December 15, 2004, we entered into a Letter of Agreement with B2 Networks whereby B2 Networks will provide certain operations assistance to the company in exchange for a portion of gross revenue or $10,000 per month. This agreement was terminated in January 2006.

The amounts paid to B2 Networks have been recorded as research and development since the project has not achieved technical feasibility.

On March 13, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Creative Domain Investments Ltd, an Alberta, Canada company (“Creative Domain”). Pursuant to the Agreement, the Company agreed to purchase from Creative Domain certain assets utilized for Pay per View, wireless Internet and Voice over IP (VoIP) services in the hospitality industry and other applications. In consideration for the assets purchased under the Agreement, the Company agreed to pay $200,000, in the form of 400,000 restricted shares of its common stock valued at $0.50 per share.

On March 19, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. Paul D.H. LaBarre is an officer and majority shareholder of Eagle West and an officer, director and majority shareholder of the Company. Mr. LaBarre abstained from voting on this transaction. Other than with respect to Mr. LaBarre and the transaction, there is no material relationship between Eagle West and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer. The parties are working through the final closing items for this Agreement, which was originally scheduled to close on or about April 16, 2007. both parties agreed to reschedule the closing until July 15. 2007

Employment Agreements

On January 25, 2005, we entered into a new employment agreement with Robert Russell whereby Mr. Russell agreed to serve as Chief Executive Officer of the company for a period of three years for $240,000 per annum. Mr. Russell also received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock.
On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. On January 4, 2006, we extended this agreement until December 31, 2006, decreasing Ms. Pearlstein’s salary to $30,000 per year. On January 2007 the Company extended the agreement for a further year until January 2008 with a minimum salary of $60,000 per year

On September 12, 2005, we entered into an employment agreement with Paul La Barre, whereby Mr. La Barre would serve as Vice-President and Chief Operation Officer for a period of three years. In exchange for services, Mr. La Barre is to receive a minimum base salary of $60,000 per annum and a one time grant of 800,000 shares of Series A Preferred Stock.

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

We have incurred significant net operating losses in each of the years ended March 31, 2007 and 2006. We realized a net loss of $1,190,425 for the twelve months ended March 31, 2007, as compared to net loss of $1,363,316 for the twelve months ended March 31, 2006. Our accumulated deficit through March 2007 was $12,389,264. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business.

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION DUE TO OUR RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended March 31, 2007, reflect a net loss of $1,190,425. These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. If we do not obtain additional funding, we may not be able to continue our operations.

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

IF WE CAN NOT IMPLEMENT OUR BUSINESS PLANS REGARDING HOTEL MOVIE NETWORK, WE MAY NEVER BECOME PROFITABLE.

Our business model includes leveraging the assets we acquired from Hotel Movie Network, Inc.. Accordingly, we are unable to predict the demand for our services and are therefore unable to predict whether our business model may be sustained. If we are unable to generate significant revenues under our current business model, we may never become profitable and, if we become profitable, we may not be able to sustain profitability.

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

WE DEPEND ON THIRD PARTIES FOR OUR PROGRAMMING CONTENT AND IF THEY INCREASE THEIR FEES, OUR PROFITABILITY COULD BE AFFECTED.

Our programming content is provided by third parties. We currently pay a fee for the right to broadcast their programming. If these third parties increase their fees, we will have to either pass the increased costs on to our customers, which could adversely affect our revenues, or our profitability may decrease.

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

ITEM 7. FINANCIAL STATEMENTS

B2Digital, Incorporated
Financial Statements
March 31, 2007

Contents

Page
Report of independent Registered Public Accounting Firm	F-1

Financial Statements
Balance Sheets	F-2-F-3
Statements of Operations	F-4
Statements of Stockholders' Equity (Deficit)	F-5-F-6
Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8 to F-14

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
B2Digital, Inc.

We have audited the accompanying balance sheet of B2Digital, Inc. as of March 31, 2007, and the related statements of operations, stockholders’ equity and cash flows through March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B2Digital, Inc. as of March 31, 2007 and the results of its operations and its cash flows through March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations resulting in an accumulated deficit of $12,389,264, both of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
June 28, 2007

B2 DIGITAL, INCORPORATED
Consolidated Balance Sheet

ASSETS
March 31,
2007

CURRENT ASSETS

Cash	$140,135
Accounts receivable	32,573
Total Current Assets	172,708

PROPERTY AND EQUIPMENT

Hotel equipment	150,000
Office furniture and equipment	955,226
Less: accumulated depreciation	(1,030,226)
Total Property and Equipment	75,000

OTHER ASSETS

Deposits	50,000
Other assets (Note 6)	200,000
Total Other Assets	250,000
TOTAL ASSETS	$497,708

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

March 31,
2007

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,017,166
Related party loans payable	14,500
Notes payable	120,000
Bonds payable	71,250
Total Current Liabilities	1,222,916

LONG-TERM LIABILITIES

Convertible notes payable	127,678
Note payable related party	800,000
Total Long Term Liabilities	927,678
TOTAL LIABILITIES	2,150,594

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A; $0.00001 par value; 2,000,000
shares authorized, 1,700,000 shares issued and outstanding	-
Preferred stock, Series B; $0.00001 par value; 40,000,000
shares authorized; 12,000,000 shares outstanding	-
Common stock; $0.00001 par value; 5,000,000,000 shares
authorized; 144,373,971 shares issued and outstanding	1,444
Additional paid-in capital	11,059,316
Stock subscriptions receivable	(324,382)
Accumulated deficit	(12,389,264)
Total Stockholders' Equity (Deficit)	(1,652,886)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$497,708

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Statements of Operations (Unaudited)

	For the Years Ended
	March 31,
	2007	2006

REVENUES	$287,165	$511,463
COST OF SALES	137,778	191,525
GROSS PROFIT	149,387	319,938

EXPENSES

General and administrative	1,175,432	1,270,503
Bad debts	72,005	-
Impairment of assets		286,251
Research and development	-	10,000
Total Expenses	1,247,437	1,566,754

OPERATING LOSS	(1,098,050)	(1,246,816)

OTHER INCOME (EXPENSES)

Interest expense	(97,375)	(116,500)
Other income	5,000	-
Total Other Income (Expense)	(92,375)	(116,500)

NET LOSS	$(1,190,425)	$(1,363,316)

BASIC LOSS PER SHARE	$(0.02)	$(2.04)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	53,616,008	667,020

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Stock
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, March 31, 2005	1,200,000	1	336,871	337	7,184,672	-	(9,835,523)

Common shares issued
for services rendered	-	-	171,600	172	286,678	-	-

Common shares issued
for debt	-	-	20,000	20	29,980	-	-

Common shares cancelled	-	-	(4,500)	(5)	5	-	-

Common shares issued
for note payable	-	-	440,000	440	749,560	(40,000)	-

Preferred shares issued
for cash	800,000	1	-	-	191,999	-	-

Exchange of $0.001 par
value shares for $0.00001
par value shares	-	(2)	-	(954)	956	-	-

Net loss for the year ended
March 31, 2006	-	-	-	-	-	-	(1,363,316)
Balance, March 31, 2006	2,000,000	$-	963,971	$10	$8,443,850	$(40,000)	$(11,198,839)

The accompanying notes are an integral part of these financial statements.

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

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

The acquisition of Hotel Movie Networks Inc. which closed on August 1, 2003 provided a revenue-positive operations infrastructure and an extensive network of contractors throughout the United States to both deploy new technology and expand product lines. Operations consist of ongoing pay-per-view movie rentals from hotel establishments and related services with these hotel establishments.

On March 6, 2004, the Company entered into a Letter of Agreement with B2 Networks, LLC, whereby B2 Networks would provide data center facilities, management systems for video and set top services and assist with operating the Hotel Link services.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less, to be cash equivalents.

Accounts Receivable - The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable.

Fair Value of Financial Instruments - The Company's financial instruments includes accounts receivable, accounts payable, notes payable and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

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

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

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

Income (Loss) per Share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the years ended March 31, 2007 and 2006, there were no dilutive securities.

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of this statement to have a material impact on its financial reporting.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement became effective for fiscal years beginning after September 15, 2006. The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended March 31, 2007.

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement became effective for fiscal years beginning after September 15, 2006. The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended March 31, 2007 or 2007.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes  and Error  Corrections," (hereinafter "SFAS No. 154") which replaces Accounting  Principles Board Opinion No. 20, "Accounting  Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28."  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company has adopted SFAS No. 154, which had no material affect on the Company’s financial statements for the year ended March 31, 2007.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations."  FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this statement has had no impact on the Company's financial condition or results of operations at March 31, 2007.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

2. Notes payable

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

5. Bond payable

The Company has a bond payable which bears interest at ten percent and is unsecured. The bond was due July, 2004. The Company has negotiated the right to pay the bond when it has adequate source of funding. As of March 31, 2007 the outstanding balance on the bond was $71,250.

6. Stockholders Equity

During the year ended March 31, 2006 the Company issued 171,600 shares of common stock for services rendered. In addition, the Company issued 20,000 shares for debt, 440,000 shares for cash and subscriptions receivable.

During the year ended March 31, 2007 the Company issued 3,180,000 shares for of common stock for services rendered. In addition, the Company issued 41,356,118 shares for cash and subscriptions receivable, 25,200,000 shares for debt, and 400,000 shares as consideration for the purchase of certain intellectual property assets valued at $200,000. The Company also issued 72,000,000 shares to two officers upon conversion of preferred stock, and 1,000,000 shares upon conversion of cashless options.

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

6. Stockholders Equity (Continued)

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

The following is a schedule of the activity relating to the Company’s stock options and warrants.

	Year Ended March 31, 2007		Year Ended March 31, 2006
	Weighted Avg. Shares (x 1,000)	Exercise Price	Weighted Avg. Shares (x 1,000)	Exercise Price

OOptions outstanding at beginning of year	5,000,000	$0.231	3,000,000	$0.231

Granted:
Options	--	$.002-$.0011	2,000,000	$.002-$.0011
Exercised	1,000,000	$--	--	$--

Expired:	(--)	$--	--	$--

OOptions outstanding and exercisable at end of period	4,000,000	$0.0145	5,000,000	$0.0145

Weighted average fair value of options and warrants granted during the year		$--		$--

The following table summarizes information about the Company’s stock options outstanding at March 31, 2007, all of which are exercisable.

Range of Average Exercise Prices	Weighted Average Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price
$0.0093-0.0011	4,000,000	4 years	$ 0. 0145

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

7. Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

	2007	2006
Federal income tax benefit at statutory rate (34%)	$(372,562)	$(409,000)

State income tax benefit net of federal tax effect	--	(87,000)

Deferred income tax valuation allowance	372,562	496,000
	$--	$--

The Company's deferred tax assets are as follows:

Net operating loss carryforward	$3,744,000	$3,371,000
Valuation allowance	(3,744,000)	(3,371,000)
	$--	$--

At March 31, 2007, the Company has net operating loss carryforwards of approximately $8.4 million which may be available to offset future taxable income through 2027.

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

In July 2006, we were advised that Golden Gate Investors, Inc. holds a default judgment in the amount of $93,148 (including costs and attorney’s fees), awarded in the Superior Court of California, County of San Diego, against the Company allegedly pursuant to a stock sale agreement dated January 14, 2005, as amended. The Company is in negotiations to settle this matter with Golden Gate.

9. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $12,389,264 at March 31, 2007, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

10. Significant Event

On March 13, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Creative Domain Investments Ltd, an Alberta, Canada Ltd (“Creative Domain”). Pursuant to the Agreement, the Company agreed to purchase from Creative Domain certain assets utilized for Pay per View, wireless Internet and Voice over IP (VoIP) services in the hospitality industry and other applications. In consideration for the assets purchased under the Agreement, the Company agreed to pay $200,000, in the form of 400,000 restricted shares of its common stock valued at $0.50 per share.

B2Digital, Incorporated
Notes to the Consolidated Financial Statements

11. Subsequent Event

Subsequent to period ending March 31 2007, the Company consummated into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, on May 14, 2007, Larry O’Donnell, CPA, P.C. (“O’Donnell”) resigned as the Company’s independent registered public accounting firm due to Securities and Exchange Commission (“SEC”) partner rotation rules, which required O’Donnell to resign after serving as the Company’s auditor for five consecutive years.

O’Donnell’s report on the Company’s financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles, except that the reports contained a disclosure expressing substantial doubt about the Company’s ability to continue as a going concern due to significant operating losses. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the Company’s two most recent fiscal years and the subsequent interim period preceding O’Donnell’s resignation, there were no disagreements with O’Donnell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to O’Donnell’s satisfaction, would have caused O’Donnell to make reference to the subject matter of the disagreements in connection with its report.

The Company provided O’Donnell with a copy of the disclosure on Form 8-K prior to filing it with the SEC, and requested that O’Donnell furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made in the disclosure, and if not, stating the aspects with which it does not agree. A copy of the letter provided by O’Donnell, dated May 18, 2007, was filed with the Form 8-K.

As previously reported on Form 8-K, on May 14, 2007, the Company engaged Moore & Associates, Chartered Accountants and Advisors (“Moore & Associates”) as its independent registered public accounting firm. The change in auditors was approved by the Company’s board of directors. Prior to their engagement, Moore & Associates was not consulted on any matter relating to the application of accounting principles to a specific transaction, whether completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
On July 5, 2006, the Board of Directors designated 40,000,000 shares of preferred stock, $.00001 par value, as Series B Convertible Preferred Stock. The Series B does not have any voting rights with the common stockholders and does not have a liquidation preference, does not accrue, earn or participate in any dividends and is not subject to redemption. Twelve months after the original issuance date, but not before, each outstanding share of Series B Convertible Preferred Stock may be converted at the option of the holder into five (5) shares of common stock. Subsequent to September 30, 2006, on or about October 19, 2006, the Company began an overseas offering of the Series B at $.03 per share pursuant to Regulation S. As of the date of this filing, the Company has issued an aggregate of 12,000,000 shares of Series B to two overseas investors, but has not delivered or received payment for the shares, which is dependant on certain conditions including DTC eligibility for the shares. There is no assurance that the Company will be able to obtain DTC eligibility for the Series B and/or complete this offering.

  On March 13, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Creative Domain Investments Ltd, an Alberta, Canada company (“Creative Domain”). Pursuant to the Agreement, the Company agreed to purchase from Creative Domain certain assets utilized for Pay per View, wireless Internet and Voice over IP (VoIP) services in the hospitality industry and other applications. In consideration for the assets purchased under the Agreement, the Company agreed to pay $200,000, in the form of 400,000 restricted shares of its common stock valued at $0.50 per share. The Company has not yet filed the required financial statements for this transaction and will file them by amendment to its Form 8-K dated March 13, 2007 once they are complete.

On March 19, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. Paul D.H. LaBarre is an officer and majority shareholder of Eagle West and an officer, director and majority shareholder of the Company. Mr. LaBarre abstained from voting on this transaction. Other than with respect to Mr. LaBarre and the transaction, there is no material relationship between Eagle West and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer. As of May 11, 2007, the Company paid the $100,000 earnest money deposit and on May 15, 2007, issued 2,500,000 shares to Eagle West. The issuance of shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, as a transaction not involving any public offering. The shares were issued to an accredited investor. No general solicitation or advertising was used in connection with the sale of the shares and all shares were issued with a restrictive legend. The parties are working through the final closing items for this Agreement, which was originally scheduled to close on or about April 16, 2007. both parties agreed to reschedule the closing until July 15. 2007

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME	AGE	POSITION
Robert C. Russell	40	CEO and Director
Igor Loginov *	45	Chief Technical Officer, Director
Marcia A. Pearlstein	51	Interim Chief Financial Officer, Corporate Secretary, Director
Paul La Barre	61	Vice-President, Chief Operation Officer, Director

 * Mr. Loginov resigned as a director on May 15, 2007

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

Igor Loginov, PhD has been our Chief Technological Officer, and formerly a director, beginning May 2002 and is responsible for the design, development, and deployment of our technology. Prior to this, Mr. Loginov was a Senior Project Manager for Interleisure S.A. from July 2000 until July 2002 when InterLeisure was purchased by Telecommunication Products, Inc. From 1998 to 2000 Mr. Loginov held a role as a Senior Software Engineer for Semantica, Ltd, where he led development of accounting and business software applications. Mr. Loginov has over fifteen years of experience in computer and Internet-related technologies and holds a Doctorate degree in physics obtained from Belarussian State University. Mr. Loginov resigned as a director on May 15, 2007.

Marcia A. Pearlstein has been the Corporate Secretary and Interim Chief Financial Officer since December 21, 2003. Ms. Pearlstein joined B2Digital in 2002. A native of the United States she obtained her B.S. and M.B.A. in Business Administration with a concentration in Finance from the University of Pennsylvania graduating Summa Cum Laude. Prior to joining B2Digital, Ms. Pearlstein worked at an executive placement service in which she was General Manager and Controller over a seven-year period.

Paul LaBarre was appointed Vice President and Chief Operation Officer and director on September 12, 2005. His education includes: A.A.S., Paralegal Studies, University of San Gabriel; B.A., 1966; B.S.E.E., 1970, A.S.U.; M.B.A., Alameda College, From 1997 until present, Mr. La Barre has served as President/CEO of Hotel Movie Network and Coast Communications, Inc.

The Company does not have any independent directors, have a separately-designated audit committee or a person designated as an audit committee financial expert. The Company does not have any independent directors, have a separately-designated audit committee or a person designated as an audit committee financial expert because the cost of identifying, interviewing, appointing, educating and compensating such persons would outweigh the benefits to its stockholders at this time. If additional financial resources become available, the Company may be able to appoint additional directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from such persons, we believe that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2007.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officers and principal accounting officers or controllers and those performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our Executive Officers’ compensation earned for fiscal years ending March 31, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Options Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Russell, President	2007 2006 2005	240,000 240,000 150,000	0 0 0	0 0 430,000(1)	0 0 0	0 0 0	0 0 0	0 0 0	240,000 240,000 580,000
Marcia A. Pearlstein Secretary, Interim CFO	2007 2006 2005	30,000 30,000 60,000(2)	0 0 4,000	0 0 86,000(3)	0 0 0	00 0	0 0 0	0 0 0	60,000 60,000 150,000
Igor Loginov, Chief Technology Officer	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Paul La Barre, VP, Chief Operation Officer	2007 2006*	60,000 30,000(4)	0 0	0 192,000(5)	0 0	0 0	0 0	0 0	30,000 222,000

*	Mr. La Barre was appointed September 12, 2005

(1)	On February 10, 2005, Mr. Russell received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.
(2)	Payable in common stock, valued at $.001 per share.
(3)	On February 10, 2005, Ms. Pearlstein received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.
(4)	This amount has been accrued but not paid.
(5)	On September 12, 2005, Mr. La Barre received 800,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.24 per share.

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

On December 23, 2003, we entered into a consulting agreement with Marcia Pearlstein, whereby Ms. Pearlstein would act as Interim Chief Financial Officer and corporate secretary for one year for $60,000 per annum. On February 9, 2005, we extended this agreement until December 31, 2005 and issued Ms. Pearlstein a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. On January 4, 2006, we extended this agreement until December 31, 2006 decreasing Ms. Pearlstein’s salary to $30,000 per annum. In January 2007 the Company extended the agreement for a further year until January 2008 with a minimum salary of $60,000 per year

On September 12, 2005, we entered into an employment agreement with Paul La Barre, whereby Mr. La Barre would serve as Vice-President and Chief Operation Officer for a period of three years. In exchange for services, Mr. La Barre is to receive a minimum base salary of $60,000 per annum and a one time grant of 800,000 shares of Series A Preferred Stock.

OPTIONS

For our fiscal year ending March 31, 2007, we did not issue options to our executive officers or directors and they did not exercise any options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 9, 2007, 164,373,971 shares of common stock of B2Digital, Incorporated were issued and outstanding and 1,700,000 shares of Series A Convertible Preferred Stock of B2Digital were issued and outstanding. The following table sets forth, as of such date, certain information regarding beneficial ownership of our shares as of July 9, 2007 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares within 60 days of the date of this table pursuant to options, warrants, conversion privileges or other rights. In computing the percentage ownership of any person or group, the amount of shares includes the amount of shares beneficially owned by the person or group by reason of these acquisition rights.

To our knowledge, except as otherwise indicated and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each person's address is c/o B2Digital, Inc., 4425 Ventura Canyon Ave., Suite 105, Sherman Oaks, CA 91423.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Shares of Series A Convertible Preferred Beneficially Owned (2)		Total Percentage of Voting Power(3)
	Number	%	Number	%	Number	%
Robert Russell CEO, Director	24,018,140	14.61%	900,000	52.94%	240,018,140(4)	63.10%(4)

Paul LaBarre Vice-President, Chief Operation Officer, Director	1,782,910(5)	1.08%	800,000	47.06%	193,782,910(5)(6)	54.38%(6)

Igor Loginov Chief Technology Officer*	240	<1%	0	0	240	<1%

Marcia A. Pearlstein Chief Financial Officer, Director	48,004,200	29.20%	0	0	48,004,200	29.20%

Shares of all directors and executive officers as a group (4 persons)	73,805,490	44.9%	1,700,000	100%	481,805,490(7)	84.18%(7)

*	Mr. Loginov resigned as a director of the company on May 15, 2007.
(1)	This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock.
(2)	Series A Convertible Preferred Stock is convertible into common stock at a rate of 240 shares per each share of Series A held. The Series A votes with the common stock on an as converted basis.
(3)
This column includes the common stock and Series A Preferred Stock held by each person or group on an as converted basis. For the purpose of calculating the percentage ownership of any person or group, any security which such person or group has the right the acquire within 60 days is deemed to be outstanding but not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

(4)
Includes 24,018,140 shares of common stock currently held by Mr. Russell and 216,000,000 shares of common stock that Mr. Russell has the right to acquire within 60 days upon conversion of 900,000 shares of Series A Preferred Stock. The Series A votes with the common stock on an as converted basis.

(5)	1,225,000 shares of common stock are held by Eagle West Communications, Inc. Paul LaBarre is an officer of Eagle West and owns 49% of Eagle West’s outstanding common stock.
(6)
Includes 1,782,910 shares of common stock currently held by Mr. LaBarre and 192,000,000 shares of common stock that Mr. La Barre has the right to acquire within 60 days upon conversion of 800,000 shares of Series A Preferred Stock. The Series A votes with the common stock on an as converted basis.

(7)	Assuming conversion of all shares of Series A Preferred held by Mr. Russell and Mr. LaBarre.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 2004, the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable. Mr. Russell had previously converted the note payable into the preferred stock. The conversion is back to a note payable that reverts the capital back to its previous condition which pays 7.5% per annum. This note is due on or before March 31, 2007. At March 31, 2007, $980,000 principal and interest was due under the note.

For the year ended March 31, 2005, Mr. Russell, our Chief Executive Officer, received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $.43 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock. On January 2, 2007, Mr. Russell converted 100,000 shares of Series A Preferred into 24,000,000 shares of common stock.

For the year ended March 31, 2005, Ms. Pearlstein, our Interim Chief Financial Officer, received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock, valued at $.43 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock. We also issued Ms. Pearlstein 4,000,000 shares of common stock; which was expensed at $4,000. On January 4, 2006, we extended this agreement until December 31, 2006 decreasing Ms. Pearlstein’s salary to $30,000. On July 19, 2006, Ms. Pearlstein converted 200,000 shares of Series A Preferred into 48,000,000 shares of common stock. In January 2007 the Company extended the agreement for a further year until January 2008 with a minimum salary of $60,000 per year

For the year ended March 31, 2006, Mr. La Barre, our Chief Operation Officer, received 800,000 shares of Series A Convertible Preferred Stock, valued at $.24 per share. The shares convert into common stock at a rate of 240 shares per one share of common stock.

On March 19, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Shares have piggy back registration rights. The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $.20 per share. The Note is secured by the assets purchased under the Agreement. Paul D.H. LaBarre is an officer and majority shareholder of Eagle West and an officer, director and majority shareholder of the Company. As of May 11, 2007, the Company paid the $100,000 earnest money deposit and on May 15, 2007, issued 2,500,000 shares to Eagle West. The parties are working through the final closing items for this Agreement, which was originally scheduled to close on or about April 16, 2007. both parties agreed to reschedule the closing until July 15. 2007

DIRECTOR INDEPENDENCE

None of the Company’s members of the board of directors are deemed to be independent.

ITEM 13. EXHIBITS

The following exhibits are included as part of this Form 10-KSB. Reference to "the Company" in this Exhibit List means B2Digital, Incorporated, a Delaware corporation.

Number	Description

2.1	Asset Purchase Agreement between the Company and Hotel Movie Network, Inc., dated March 31, 2003 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 18, 2003).

3.1(a)	Restated Articles of Incorporation (filed as an exhibit to the company's Form 8-K filed on October 19, 2001 and incorporated by reference herein)

3.1(b)	Amendment to Certificate of Incorporation (Incorporated by reference from 10QSB dated December 31, 2004).

3.1(c)	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Form 10-KSB for March 31, 2005).

3.1(d)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Schedule 14C filed November 28, 2005)

3.1(e)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Form 8-K filed June 16, 2006)

3.1(f)	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference from Form 10-KSB filed July 14, 2006).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form S-18, Registration No. 2-86781-D)

4.1	2005 Non-Qualified Stock Compensation Plan, as amended (filed as Exhibit 10.1 to the Company's Form S-8 filed on February 10, 2005 and incorporated by reference herein).

4.2	August 2005 Non-Qualified Stock Compensation Plan (filed as Exhibit 10.1 to the Company's Form S-8 filed on August 19, 2005 and incorporated by reference)

10.1	Employment Agreement dated January 25, 2005, with Robert C. Russell (Incorporated by reference from 10QSB dated December 31, 2004).

10.2	Marketing and Services Agreement between the company and InnNovations Multimedia Systems Inc dated April 12, 2004 (Incorporated by reference to 8-K filed April 12, 2004).

10.3	Member Interest Purchase Agreement between the company and B2Networks, Inc. dated April 23, 2004 (Incorporated by reference to 8-K filed April 23, 2004).

10.4	Consultant Agreement with Marcia A. Pearlstein (incorporated by reference from Form 10-QSB dated September 30, 2004).

10.5	Membership Interest Agreement with B2 Networks, LLC, as amended (incorporated by reference to Form 8-K filed August 12, 2004)

10.6	Operations Agreement with B2 Networks LLC (Incorporated by reference from Form 10-QSB dated December 31, 2004).

10.7	Fee Agreement with Richard O. Weed of Weed & Co. LLP (Filed as Exhibit 10.2 to Form S-8 filed January 11, 2005).

10.8	Settlement Agreement between B2Digital and Coast Communications dated 9-12-05 (Incorporated by reference from Exhibit 16.1 of Form 8-K dated 10-25-05).

10.9	Employment Agreement with Paul La Barre (Filed as Exhibit 10.2 and incorporated by reference to Form 8-K filed October 4, 2005).

10.10	Trust Agreement (incorporated by reference from Form 10-KSB filed July 14, 2006).

10.11	Amendment to Settlement Agreement between the Company and Coast Communications dated November 24, 2006 (incorporated by reference from Form 8-K dated November 24, 2006).

10.12
Asset Purchase Agreement dated March 13, 2007 between Hotel Movie Network, Inc., a Nevada corporation, B2Digital, Incorporated and Creative Domain Investments, Ltd, an Alberta, Canada Ltd. (Filed as Exhibit 10.1 and incorporated by reference to Form 8-K dated March 13, 2007)

10.13
Asset Purchase Agreement dated March 19, 2007 between Eagle West Communications, Inc., a Nevada corporation, and B2Digital, Incorporated (Filed as Exhibit 10.1 and incorporated by reference to Form 8-K dated March 19, 2007)

10.14	Promissory Note (Filed as Exhibit 10.2 and incorporated by reference to Form 8-K dated March 19, 2007)

10.15	Security Agreement (Filed as Exhibit 10.3 and incorporated by reference to Form 8-K dated March 19, 2007)

21.1	List of Subsidiaries

14.1	Code of Ethics (Incorporated by reference to 10KSB filed June 19, 2004)

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Interim Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended March 31, 2007 was $8,000 and March 31, 2006 was $10,490, respectively.

Audit Related Fees, Tax Fees or All Other Fees

There were no other fees for the years ended March 31, 2007 or March 31, 2006.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert C. Russell ____________________________ Robert C. Russell	President, Chief Executive Officer, Director	July 16, 2007

/s/ Marcia A. Pearlstein ____________________________ Marcia A. Pearlstein	Interim Chief Financial Officer, Secretary, Director	July 16, 2007

/s/ Igor Loginov ____________________________ Igor Loginov	Chief Technical Officer,	July 16, 2007

/s/ Paul La Barre ____________________________ Paul La Barre	Vice President, Chief Operation Officer, Director	July 16, 2007