Form 10KSB/A
period 2007-03-31
B2Digital, Inc.
filed 2007-08-20
CIK 725929

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

Our obligations include:

A Promissory note based on the purchase agreement of our subsidiary, Hotel Movie Network, which pays 7.5% per annum. This note has no due date and may be paid anytime in stock or when funds are readily available. At March 31, 2007. $662,500.00 principal was due under this note. On November , 2006, the Company’s board of directors approved an amendment to this Agreement, whereby $400,000 of the Notes would be converted into common stock at $.04 per share. The Company issued 105,000,000 shares of common stock On Feburary , 2007, the Company’s decreased the note a further $400,000 by issuing an additional 10,000,000 shares of common stock at $.04 per share.

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

B2 DIGITAL, INCORPORATED
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

March 31,
2007

CURRENT LIABILITIES

Accounts payable and accrued expenses	$482,344
Related party loans payable	14,500
Notes payable	120,000
Bonds payable	71,250
Total Current Liabilities	688,094

LONG-TERM LIABILITIES

Convertible notes payable - related party	662,500
Note payable - related party	800,000
Total Long Term Liabilities	1,462,500
TOTAL LIABILITIES	2,150,594

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A; $0.00001 par value; 2,000,000
shares authorized, 1,700,000 shares issued and outstanding	-
Preferred stock, Series B; $0.00001 par value; 40,000,000
shares authorized; 12,000,000 shares outstanding	-
Common stock; $0.00001 par value; 5,000,000,000 shares
authorized; 144,373,971 shares issued and outstanding	1,444
Additional paid-in capital	11,059,316
Stock subscriptions receivable	(324,382)
Accumulated deficit	(12,389,264)
Total Stockholders' Equity (Deficit)	(1,652,886)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$497,708

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Statements of Operations (Unaudited)

	For the Years Ended
	March 31,
	2007	2006

REVENUES	$287,165	$511,463
COST OF SALES	137,778	191,525
GROSS PROFIT	149,387	319,938

EXPENSES

General and administrative	1,175,432	1,270,503
Bad debts	72,005	-
Impairment of assets		286,251
Research and development	-	10,000
Total Expenses	1,247,437	1,566,754

OPERATING LOSS	(1,098,050)	(1,246,816)

OTHER INCOME (EXPENSES)

Interest expense	(97,375)	(116,500)
Other income	5,000	-
Total Other Income (Expense)	(92,375)	(116,500)

NET LOSS	$(1,190,425)	$(1,363,316)

BASIC LOSS PER SHARE	$(0.02)	$(2.04)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	96,118,330	667,020

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Stock
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, March 31, 2005	1,200,000	1	336,871	337	7,184,672	-	(9,835,523)

Common shares issued
for services rendered	-	-	171,600	172	286,678	-	-

Common shares issued
for debt	-	-	20,000	20	29,980	-	-

Common shares cancelled	-	-	(4,500)	(5)	5	-	-

Common shares issued
for note payable	-	-	440,000	440	749,560	(40,000)	-

Preferred shares issued
for cash	800,000	1	-	-	191,999	-	-

Exchange of $0.001 par
value shares for $0.00001
par value shares	-	(2)	-	(954)	956	-	-

Net loss for the year ended
March 31, 2006	-	-	-	-	-	-	(1,363,316)
Balance, March 31, 2006	2,000,000	$-	963,971	$10	$8,443,850	$(40,000)	$(11,198,839)

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Statements of Stockholders' Equity (Deficit)
(Continued)

					Additional	Stock
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, March 31, 2006	2,000,000	$-	963,971	$10	$8,443,850	$(40,000)	$(11,198,839)

Common shares issued
for services rendered	-	-	3,180,000	32	209,968	-	-

Common shares issued
for cash and subscriptions
receivable	-	-	41,630,000	416	1,195,484	(603,562)	-

Cash received on
subscriptions receivable	-	-	-	-	-	279,180	-

Stock subscriptions
written-off due to
uncollectibility	-	-	-	-	-	40,000	-

Common shares issued
upon exercise of options	-	-	1,000,000	10	(10)	-	-

Common shares issued
for debt	-	-	25,200,000	252	1,010,748	-	-

Common shares issued
upon conversion of
preferred stock	(300,000)	-	72,000,000	720	(720)	-	-

Common shares issued
for intellectual property	-	-	400,000	4	199,996	-	-

Net loss for the year ended
March 31, 2007	-	-	-	-	-	-	(1,190,425)

Balance, March 31, 2007	1,700,000	$-	144,373,971	$1,444	$11,059,316	$(324,382)	$(12,389,264)

The accompanying notes are an integral part of these financial statements.

B2 DIGITAL, INCORPORATED
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,190,425)	$(1,363,316)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Impairment of inventories	-	286,251
Disposal of fixed assets	-	25,258
Depreciation	20,000	-
Common stock issued for services	210,000	286,849
Bad debt expense	40,000	-
Changes in operating assets and liabilities
Decrease in accounts receivable	7,670	36,501
(Increase) decrease in inventory	-	1,050
(Increase) decrease in other assets	(50,000)	12,790
Increase (decrease) in accounts payable
and accrued expenses	223,169	518,859

Net Cash Used by Operating Activities	(739,586)	(195,758)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on subscriptions receivable	279,180	10,000
Decrease in bonds payable	-	(3,750)
Sale of common stock for cash	592,338	192,000

Net Cash Provided by
Financing Activities	871,518	198,250

NET DECREASE IN CASH	131,932	2,492

CASH AT BEGINNING OF PERIOD	8,203	5,711

CASH AT END OF PERIOD	$140,135	$8,203

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Common stock issued for services	$210,000	$286,849
Common stock issued for debt	$1,011,000	$156,000
Accounts payable converted to
preferred stock	$-	$800,000

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

2. Notes payable - related parties

Officer Note - On April 2004 the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable in the amount of $800,000. The note accrues interest at a rate of 7.5% per annum, and is due March 31, 2008.

Convertible Note Payable - At March 31, 2007, the Company holds a convertible note payable to a third party entity, of which a Company officer has a controlling interest. This note is convertible into common stock at any time, at the market rate at the time of conversion. This note accrues interest at a rate of 7.5% per annum. At March 31, 2007 the outstanding principal balance on the note was $662,500.

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

The following is a schedule of the activity relating to the Company’s stock options and warrants.

	Year Ended March 31, 2007		Year Ended March 31, 2006
	Weighted Avg. Shares (x 1,000)	Exercise Price	Weighted Avg. Shares (x 1,000)	Exercise Price

Options outstanding at beginning of year	5,000,000	$0.231	3,000,000	$0.231

Granted:
Options	--	$.002-$.0011	2,000,000	$.002-$.0011
Exercised	1,000,000	$--	--	$--

Expired:	(--)	$--	--	$--

Options outstanding and exercisable at eend of period	4,000,000	$0.0145	5,000,000	$0.0145

Weighted average fair value of options aand warrants granted during the year		$--		$--

The following table summarizes information about the Company’s stock options outstanding at March 31, 2007, all of which are exercisable.

Range of Average Exercise Prices	Weighted Average Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price
$0.0093-0.0011	4,000,000	4 years	$ 0. 0145

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our Executive Officers’ compensation earned for fiscal years ending March 31, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Options Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert C. Russell,	2007	240,000	0	0	0	0	0	0	240,000
President	2006	240,000	0	0	0	0	0	0	240,000
	2005	150,000	0	430,000(1)	0	0	0	0	580,000

Marcia A. Pearlstein	2007	30,000	0	0	0	0	0	0	30,000
Secretary, Interim CFO	2006	30,000	0	0	0	0	0	0	30,000
	2005	60,000(2)	4,000	86,000(3)	0	0	0	0	150,000

Igor Loginov,	2007	0	0	0	0	0	0	0	0
Chief Technology Officer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Paul La Barre,	2007	60,000	0	0	0	0	0	0	60,000
VP, Chief Operation Officer	2006*	30,000(4)	0	192,000(5)	0	0	0	0	222,000

*	Mr. La Barre was appointed September 12, 2005

(1)	On February 10, 2005, Mr. Russell received a signing bonus of 1,000,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.
(2)	Payable in common stock, valued at $.001 per share.
(3)	On February 10, 2005, Ms. Pearlstein received a signing bonus of 200,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.43 per share.

(4)	This amount has been accrued but not paid.
(5)	On September 12, 2005, Mr. La Barre received 800,000 shares of Series A Convertible Preferred Stock. These shares were valued at $.24 per share.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 2004, the Company converted 800,000 shares of Series A preferred stock owned by the Company's president and CEO Robert Russell to a note payable. Mr. Russell had previously converted the note payable into the preferred stock. The conversion is back to a note payable that reverts the capital back to its previous condition which pays 7.5% per annum. This note is due on or before March 31, 2007. At March 31, 2007, $800,000 principal and interest was due under the note.

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