Form 10QSB
period 2007-06-30
B2Digital, Inc.
filed 2007-08-20
CIK 725929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 169,373,971 shares of common stock, with a par value of $.00001 per share, as of June 30, 2007.

PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2007 (Unaudited) and March 31, 2007.......................................................... 4

Statements of Operations (Unaudited) for the Three Months Ended
June 30, 2007 and June 30, 2006…………………………….................................................................................................................... 6

Statement of Cash Flows (Unaudited) for the Three Months Ended
June 30, 2007 and June 30, 2006……........................................................................................................................................................ 7

Notes to Financial Statements (Unaudited)................................................................................................... 8

B2 DIGITAL, INCORPORATED

FINANCIAL STATEMENTS

June 30, 2007 and March 31, 2007

B2 DIGITAL, INCORPORATED
Balance Sheets

ASSETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
CURRENT ASSETS

Cash	$4,921	140,135
Accounts receivable	19,543	32,573

Total Current Assets	24,464	172,708

PROPERTY AND EQUIPMENT

Hotel equipment	150,000	150,000
Office furniture and equipment	955,226	955,226
Less: accumulated depreciation	(1,037,726)	(1,030,226)

Total Property and Equipment	67,500	75,000

OTHER ASSETS

Deposits	50,000	50,000
Other assets	200,000	200,000

Total Other Assets	250,000	250,000

TOTAL ASSETS	$341,964	497,708

The accompanying notes are an integral part of these financial statements.
2

B2 DIGITAL, INCORPORATED
Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	March 31,
	2007	2007
	(Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$417,863	$482,344
Related party loans payable	14,500	14,500
Notes payable	120,000	120,000
Bonds payable	71,250	71,250

Total Current Liabilities	623,613	688,094

LONG-TERM LIABILITIES

Convertible notes payable	462,500	662,500
Note payable related party	800,000	800,000

Total Long Term Liabilities	1,262,500	1,462,500

TOTAL LIABILITIES	1,886,113	2,150,594

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock Series A ;$0.00001 par value;
2,000,000 shares authorized; 1,700,000 shares	-	-
issued and outstanding
Preferred stock Series B ;$0.00001 par value;
40,000,000 shares authorized; 12,000,000 shares	-	-
issued and outstanding
Common stock; $0.00001 par value; 5,000,000,000
shares authorized; 1,493,971 shares issued and
169,373,971 and, 144,373,971 shares issued and
outstanding, respectively	1,694	1,444
Additional paid-in capital	11,391,096	11,059,316
Stock subscriptions receivable	(335,290)	(324,382)
Accumulated deficit	(12,601,649)	(12,389,264)

Total Stockholders' Equity (Deficit)	(1,544,149)	(1,652,886)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$341,964	$497,708

The accompanying notes are an integral part of these financial statements.
3

B2 DIGITAL, INCORPORATED
Statements of Operations (Unaudited)

	For the Three Months Ended
	June 30,

	2007	2006

REVENUES	$57,433	$84,358

COST OF SALES	29,278	38,155

GROSS PROFIT	28,155	46,203

EXPENSES

General and administrative	220,439	399,806
Bad debts	6,801	40,000

Total Expenses	227,240	439,806

OPERATING LOSS	(199,085)	(393,603)

OTHER INCOME (EXPENSES)

Interest expense	(13,300)	(19,750)

Total Other Income (Expense)	(13,300)	(19,750)

NET LOSS	$(212,385)	$(413,353)

BASIC LOSS PER SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	156,873,971	15,441,814

The accompanying notes are an integral part of these financial statements.
4

B2 DIGITAL, INCORPORATED
Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(212,385)	$(413,353)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	7,500	5,357
Bad debt expense	0	40,000
Common stock issued for services	0	90,000
Changes in operating assets and liabilities
Increase in accounts receivable	13,030	(4,358)
Increase in inventory	-	-
Increase in prepaid expenses	-	-
Increase (decrease) in accounts payable	(64,481)	185,896

Net Cash Used by Operating Activities	(256,336)	(96,458)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on subscriptions receivable	121,122	-
Cash paid on note payable	-	-
Sale of common stock for cash	-	92,621

Net Cash Provided (Used) by
Financing Activities	121,122	92,621

NET DECREASE IN CASH	(135,214)	(3,837)

CASH AT BEGINNING OF PERIOD	140,135	8,203

CASH AT END OF PERIOD	$4,921	$4,366

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Common stock issued for services	$-	$90,000
Common stock issued for debt	$200,000	$-

The accompanying notes are an integral part of these financial statements.
5

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $12,601,649 at June 30, 2007, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

NOTE 3 - SIGNIFICANT EVENTS

During the period ended June 30, 2007 the Company issued 20,000,000 shares of common stock to various non-U.S. investors for $132,030 in cash. As of June 30, 2007 the Company has not received the funds, and this amount has been recorded as a subscription receivable. In addition, the Company issued 5,000,000 shares of common stock to a related party as a partial payment of outstanding debt.

NOTE 4 - SUBSEQUENT EVENT

During the period ending June 30 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. This Agreement was consummated on July 1, 2007.

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

The discussion and financial statements contained herein are for the three months ended June 30, 2007 and 2006. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $57,433 for the three month period ended June 30, 2007, as compared to $84,358 for the three month period ended June 30, 2006. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $29,278 for the three month period ended June 30, 2007, as compared to $38,155 for the three month period ended June 30, 2006. Our Cost of Sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $28,155 for the three month period ended June 30, 2007, as compared to $46,203 for the three month period ended June 30, 2006. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $220,439 for the three month period ended June 30, 2007 as compared to $399,806 for the three month period ended June 30, 2006, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $221,385 for the three month period ended June 30, 2007 as compared to a loss before taxes of $413,353 for the three month period ended June 30, 2006. The decrease in loss is due primarily to a decrease in professional fees, some of which were paid for in the form of common stock during the 2006 period.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the three month period ended June 30, 2007 was $(0.00), compared a loss per share of ($0.03) during the corresponding period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ended March 31, 2007. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $758,613 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2007. These operating costs include general and administrative expenses and the deployment of inventory .The Company is raising funds through the sale of its common stock and is the process of Preferred stock offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2007 the Company issued 20,000,000 shares of common stock to various non-U.S. investors for $132,030 in cash. As of June 30, 2007 the Company has not received the funds, and this amount has been recorded as a subscription receivable. In addition, the Company issued 5,000,000 shares of common stock to a related party as a partial payment of outstanding debt.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

During the period ending June 30 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. This Agreement was consummated on July 1, 2007.

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

Dated August 15, 2007

B2DIGITAL, INCORPORATED

By: /s/ Robert Russell

-----------------------------------------
Robert Russell, President, Chief Executive Officer

/s/ Marcia Pearlstein
-----------------------------------------
Marcia Pearlstein, Secretary and Interim Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

I, Robert Russell, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of B2Digital, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2007 /s/ Robert Russell
-----------------------
Robert Russell
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

I, Marcia Pearlstein, Interim Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of B2Digital, Incorporated.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2007 /s/ Marcia Pearlstein
-------------------------------
Marcia Pearlstein
Interim Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of B2Digital, Incorporated, (the "Company") on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Russell, Chief Executive Officer and Marcia Pearlstein, Interim Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Russell
-------------------------------------
Robert Russell
Chief Executive Officer

/s/ Marcia Pearlstein
-------------------------------------
Marcia Pearlstein
Interim Chief Financial Officer

Dated: August 15, 2007

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.