Form 10QSB
period 2007-09-30
B2Digital, Inc.
filed 2007-11-21
CIK 725929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 169,373,971 shares of common stock, with a par value of $.00001 per share, as of September 30, 2007.

PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2007 (Unaudited) and March 31, 2007................................................ 4

Statements of Operations (Unaudited) for the Three and Six Months Ended
September 30, 2007 and September 30, 2006……………........................................................................... 6

Statement of Cash Flows (Unaudited) for the Six Months Ended
September 30, 2007 and September 30, 2006……....................................................................................... 7

Notes to Financial Statements (Unaudited)................................................................................................... 8

B2 DIGITAL, INCORPORATED

FINANCIAL STATEMENTS

September 30, 2007 and March 31, 2007

B2 DIGITAL, INCORPORATED
Balance Sheets

ASSETS

	September 30, 2007	March 31, 2007

CURRENT ASSETS	(Unaudited)

Cash	$14,847	$140,135
Accounts receivable	26,300	32,573

Total Current Assets	41,147	172,708

PROPERTY AND EQUIPMENT

Hotel equipment	150,000	150,000
Office furniture and equipment	955,226	955,226
Less: accumulated depreciation	(1,057,726	(1,030,226

Total Property and Equipment	47,500	75,000

OTHER ASSETS

Deposits	50,000	50,000
Other assets	200,000	200,000

Total Other Assets	250,000	250,000

TOTAL ASSETS	$338,647	$497,708

The accompanying notes are an integral part of these financial statements.
2

B2 DIGITAL, INCORPORATED
Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	March 31,
	2007	2007
	(Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$485,981	$482,344
Related party loans payable	14,500	14,500
Notes payable	120,000	120,000
Bonds payable	71,250	71,250

Total Current Liabilities	691,731	688,094

LONG-TERM LIABILITIES

Convertible notes payable	462,500	662,500
Note payable related party	800,000	800,000

Total Long Term Liabilities	1,262,500	1,462,500

TOTAL LIABILITIES	1,954,231	2,150,594

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock Series A ;$0.00001 par value;
2,000,000 shares authorized; 1,700,000 shares	-	-
issued and outstanding
Preferred stock Series B ;$0.00001 par value;
40,000,000 shares authorized; 2,000,000 shares	-	-
issued and outstanding
Common stock; $0.00001 par value; 5,000,000,000
shares authorized; 1,493,971 shares issued and
169,373,971 and, 144,373,971 shares issued and
outstanding, respectively	1,694	1,444
Additional paid-in capital	11,391,096	11,059,316
Stock subscriptions receivable	(274,501	(324,382)
Accumulated deficit	(12,733,873	(12,389,264)

Total Stockholders' Equity (Deficit)	(1,615,584	(1,652,886)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$338,647	$497,708

The accompanying notes are an integral part of these financial statements.
3

B2 DIGITAL, INCORPORATED
Statements of Operations (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$43,969	$92,958	$101,402	$177,316

COST OF SALES	14,545	43,249	43,823	81,404

GROSS PROFIT	29,424	49,709	57,579	95,912

EXPENSES

General and administrative	111,839	286,971	332,278	686,777
Bad debts	36,509	-	43,310	40,000

Total Expenses	148,348	286,971	375,588	726,777

OPERATING LOSS	(118,924)	(237,262)	(318,009)	(630,865

OTHER EXPENSES

Interest expense	(13,300)	(18,750)	(26,600)	(38,500

Total Other Expenses	(13,300)	(18,750)	(26,600)	(38,500

NET LOSS	$(132,224)	$(256,012)	$(344,609)	$(669,365

BASIC LOSS PER
SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.03

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	156,873,971	39,172,825	156,873,971	26,604,440

The accompanying notes are an integral part of these financial statements.
4

B2 DIGITAL, INCORPORATED
Statements of Cash Flows (Unaudited)

	For the Six
	Months Ended
,	September 30,
		2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(344,609)	$(669,365)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	27,500	10,657
Bad debt expense	43,310	40,000
Common stock issued for services	-	137,910
Changes in operating assets and liabilities
Increase in accounts receivable	(37,037)	(6,771)
Increase in inventory	-	-
Increase in prepaid expenses	-	-
Increase (decrease) in accounts payable	3,637	238,664

Net Cash Used by Operating Activities	(307,199)	(248,905)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on subscriptions receivable	49,881	(23,955)
Cash paid on note payable	-	-
Sale of common stock for cash	132,030	478,055

Net Cash Provided (Used) by
Financing Activities	181,911	454,100

NET DECREASE IN CASH	(125,288)	205,195

CASH AT BEGINNING OF PERIOD	140,135	8,203

CASH AT END OF PERIOD	$14,847	$213,398

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Common stock issued for services	$-	$90,000
Common stock issued for debt	$200,000	$100,000

The accompanying notes are an integral part of these financial statements.
5

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

The discussion and financial statements contained herein are for the three and six months ended September 30, 2007 and 2006. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $43,969 for the three month period ended September 30, 2007, as compared to $92,958 for the three month period ended September 30, 2006. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $14,545 for the three month period ended September 30, 2007, as compared to $43,249 for the three month period ended September 30, 2006. Our cost of sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $29,424 for the three month period ended September 30, 2007, as compared to $49,709 for the three month period ended September 30, 2006. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $111,839 for the three month period ended September 30, 2007 as compared to $286,971 for the three month period ended September 30, 2006, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $132,224 for the three month period ended September 30, 2007 as compared to a loss before taxes of $256,012 for the three month period ended September 30, 2006. The decrease in loss is due primarily to a decrease in professional fees, some of which were paid for in the form of common stock during the 2006 period.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the three month period ended September 30, 2007 was $(0.00), compared a loss per share of ($0.01) during the corresponding period ended September 30, 2006.

SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2007 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

NET REVENUE

We generated consolidated net revenues of $101,402 for the six month period ended September 30, 2007, as compared to $177,316 for the six month period ended September 30, 2006. The decrease in revenues for this quarter when compared to the same quarter last year is due primarily to the loss of one client of Hotel Movie Network.

COST OF SALES

We incurred Cost of Sales of $43,823 for the six month period ended September 30, 2007, as compared to $81,404 for the six month period ended September 30, 2006. Our cost of sales decreased for this quarter when compared to the same quarter last year due primarily to the loss of one client of Hotel Movie Network.

GROSS PROFIT

We generated gross profit of $57,579 for the six month period ended September 30, 2007, as compared to $95,912 for the six month period ended September 30, 2006. The decrease in gross profit for this quarter when compared to the same quarter last year is due primarily to decreased sales and cost of sales, partially offset by a decrease in programming costs.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

We incurred general and administrative costs of $332,278 for the six month period ended September 30, 2007 as compared to $686,777 for the six month period ended September 30, 2006, respectively. General and administrative expenses in the current period increased due to primarily to fees incurred through the issuance of common stock for professional and consulting fees.

NET INCOME (LOSS)

We had a loss before taxes of $344,609 for the six month period ended September 30, 2007 as compared to a loss before taxes of $669,365 for the six month period ended September 30, 2006. The decrease in loss is due primarily to a decrease in professional fees, some of which were paid for in the form of common stock during the 2006 period.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Our basic and diluted income (loss) per share for the six month period ended September 30, 2007 was $(0.00), compared a loss per share of ($0.03) during the corresponding period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ended March 31, 2007. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $691,731 in current liabilities. Additionally, we currently estimate that we will need approximately $1,000,000 to continue operations through the end of the fiscal year 2007. These operating costs include general and administrative expenses and the deployment of inventory .The Company is raising funds through the sale of its common stock and is the process of preferred stock offering.

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

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended September 30, 2007 the Company issued 20,000,000 shares of common stock to various non-U.S. investors for $132,030 in cash. As of June 30, 2007 the Company has not received the funds, and this amount has been recorded as a subscription receivable. In addition, the Company issued 5,000,000 shares of common stock to a related party as a partial payment of outstanding debt.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

During the period ending September 30 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. This Agreement was consummated on October 1, 2007.

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

Dated November 21, 2007

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

Date: November 21, 2007 /s/ Robert Russell
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

Date: November 21, 2007 /s/ Marcia Pearlstein
-------------------------------
Marcia Pearlstein
Interim Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of B2Digital, Incorporated, (the "Company") on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Russell, Chief Executive Officer and Marcia Pearlstein, Interim Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 21, 2007

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.