Form 10QSB/A
period 2007-09-30
B2Digital, Inc.
filed 2007-11-29
CIK 725929

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
5

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $12,733,873 at September 30, 2007, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient revenue and commissions through its licensing agreements and hotel pay-per-view to cover operating expenses in the future, although no assurance of this can be given.

NOTE 3 - SIGNIFICANT EVENTS

During the period ended September 30, 2007 the Company issued 20,000,000 shares of common stock to various non-U.S. investors for $132,030 in cash. As of September 30, 2007 the Company has not received all the funds, and the unreceived portion has been recorded as a subscription receivable. In addition, the Company issued 5,000,000 shares of common stock to a related party as a partial payment of outstanding debt.

NOTE 4 -  SUBSEQUENT EVENT

During the period ending September 30 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $0.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. This Agreement was originally scheduled to have been effective as of July 1, 2007. However, due to unforeseen delays in completing various due diligence procedures, the Agreement was not consummated until October 1, 2007.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

During the period ending September 30 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle West Communications, Inc., a Nevada corporation and Arizona based cable provider (“Eagle West”). Pursuant to the Agreement, the Company agreed to purchase from Eagle West substantially all of the assets relating to the operation of five cable franchises in North Eastern Arizona. In consideration for the assets purchased under the Agreement, the Company agreed to pay Eagle West a total of $1,200,000 as follows: $100,000 as an earnest money deposit due within five days of the execution of the Agreement and payable against certain debt of Eagle West; 2,500,000 shares of restricted common stock of the Company valued at $.20 per share (the “Shares”); and a $600,000 convertible promissory note (the “Note”). The Note bears interest of 7.5% until due at the end of one year and is convertible into common stock of the Company at $0.20 per share. The Note is secured by the assets purchased under the Agreement. This Agreement was originally scheduled to have been effective as of July 1, 2007. However, due to unforeseen delays in completing various due diligence procedures, the Agreement was not consummated until October 1, 2007.

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