Form 10QSB/A
period 2007-09-30
B2Digital, Inc.
filed 2007-12-05
CIK 725929

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

B2 DIGITAL, INCORPORATED

FINANCIAL STATEMENTS

September 30, 2007 and March 31, 2007

B2 DIGITAL, INCORPORATED
Balance Sheets

ASSETS

	September 30, 2007	March 31, 2007

CURRENT ASSETS	(Unaudited)

Cash	$14,847	$140,135
Accounts receivable	26,300	32,573

Total Current Assets	41,147	172,708

PROPERTY AND EQUIPMENT

Hotel equipment	150,000	150,000
Office furniture and equipment	955,226	955,226
Less: accumulated depreciation	(1,057,726)	(1,030,226)

Total Property and Equipment	47,500	75,000

OTHER ASSETS

Deposits	50,000	50,000
Other assets	200,000	200,000

Total Other Assets	250,000	250,000

TOTAL ASSETS	$338,647	$497,708

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
issued and outstanding
Common stock; $0.00001 par value; 5,000,000,000
shares authorized; 1,493,971 shares issued and
169,373,971 and, 144,373,971 shares issued and
outstanding, respectively	1,694	1,444
Additional paid-in capital	11,391,096	11,059,316
Stock subscriptions receivable	(274,501)	(324,382)
Accumulated deficit	(12,733,873)	(12,389,264)

Total Stockholders' Equity (Deficit)	(1,615,584)	(1,652,886)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$338,647	$497,708

The accompanying notes are an integral part of these financial statements.
3

B2 DIGITAL, INCORPORATED
Statements of Operations (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$43,969	$92,958	$101,402	$177,316

COST OF SALES	14,545	43,249	43,823	81,404

GROSS PROFIT	29,424	49,709	57,579	95,912

EXPENSES

General and administrative	111,839	286,971	332,278	686,777
Bad debts	36,509	-	43,310	40,000

Total Expenses	148,348	286,971	375,588	726,777

OPERATING LOSS	(118,924)	(237,262)	(318,009)	(630,865)

OTHER EXPENSES

Interest expense	(13,300)	(18,750)	(26,600)	(38,500)

Total Other Expenses	(13,300)	(18,750)	(26,600)	(38,500)

NET LOSS	$(132,224)	$(256,012)	$(344,609)	$(669,365)

BASIC LOSS PER
SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	156,873,971	39,172,825	156,873,971	26,604,440

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