Form 10-Q
period 2019-06-30
B2Digital, Inc.
filed 2019-11-20
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-11882

B2Digital, Incorporated

(Exact name of registrant as specified in its charter)

Delaware	84-0916299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4522 West Village Drive, Suite 215, Tampa, FL	33624
(Address of principal executive offices)	(Zip Code)

(813) 961-3051

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on November 20, 2019, was 563,120,110.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Financial Statements

B2Digital, Incorporated

B2Digital, Incorporated

Consolidated Balance Sheets

	As of June 30, 2019 (Unaudited)	As of March 31, 2019
Assets
Current assets
Cash and cash equivalents	$14,857	$27,579
Prepaid expenses	1,753	6,260
Note receivable- related party	115,201	65,416
Total current assets	131,811	99,255

Fixed assets
Cages	100,025	46,025
Trucks trailers and vehicles	12,500	9,500
Event assets	39,987	8,987
Electronics hardware and software	6,960	6,960
Less: accumulated depreciation	(19,719)	(16,407)
Total fixed assets	139,753	55,065

Goodwill	259,672	193,045
Total Assets	$531,236	$347,365

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable & accrued liabilities	$126,010	$109,627
Note payable- current maturity	14,000	75,000
Payable due for business acquisitions	30,000	–
Note payable- in default	15,000	–
Total current liabilities	185,010	184,627

Note payable- long-term	60,000	14,000

Total Liabilities	245,010	198,627

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, 40,000,000 shares of Series B; 2,000,000 shares of Series A, convertible into 240 shares of common stock issued and outstanding at June 30, 2019 and March 31, 2019, respectively; 8,000,000 shares are undesignated	20	20
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 475,901,630 and 377,620,110 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	4,759	3,776
Additional paid in capital	3,252,590	2,624,573
Accumulated deficit	(2,971,143)	(2,479,631)
Total Stockholders' Equity	286,226	148,738
Total Liabilities and Stockholders' Equity	$531,236	$347,365

See accompanying Notes to the Unaudited Consolidated Financial Statements.

B2Digital, Incorporated

Consolidated Statements of Operations

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
	(unaudited)	(unaudited)

Live event revenue	$85,636	$93,603

Live event expenses	61,952	82,028

Live event income- net	23,684	11,575

General and administrative corporate expenses
Stock compensation expense	454,400	–
General & administrative expenses	56,113	42,232
Depreciation expense	3,312	2,499
Total general and administrative corporate expenses	513,825	44,731

Loss from continuing operations	(490,141)	(33,156)

Other income (expense)
Interest expense	(1,371)	(1,357)
Total other income (expense)	(1,371)	(1,357)

Net loss	$(491,512)	$(34,513)

Basic diluted earnings per share on net loss	$(0)	$(0)

Weighted average shares outstanding	411,478,970	125,354,453

See accompanying Notes to the Unaudited Consolidated Financial Statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

Three Months Ended June 30, 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	2,000,000	$20	263,075,044	$2,631	$2,381,068	$(2,345,820)	$37,899

Sale of common stock	–	–	30,000,000	300	–	–	300

Issuance of common stock for services	–	–	35,000,000	350	–	–	350

Issuance of common stock for conversion of debt	–	–	3,478,400	35	37,985	–	38,020

Net Loss	–	–	–	–	–	(34,513)	(34,513)

Balance June 30, 2018	2,000,000	$20	331,553,444	$3,316	$2,419,053	$(2,380,333)	$42,056

See accompanying Notes to the Unaudited Consolidated Financial Statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

Three Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	$20	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738

Sale of common stock	–	–	13,281,250	133	84,867	–	85,000

Issuance of common stock for services	–	–	71,000,000	710	453,690	–	454,400

Issuance of common stock as part of business combination	–	–	14,000,000	140	89,460	–	89,600

Net Loss	–	–	–	–	–	(491,512)	(491,512)

Balance June 30, 2019	2,000,000	$20	475,901,360	$4,759	$3,252,590	$(2,971,143)	$286,226

See accompanying Notes to the Unaudited Consolidated Financial Statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Loss	$(491,512)	$(34,513)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	454,400	–
Depreciation	3,312	2,499
Changes in operating assets & liabilities
Prepaid expenses	4,506	–
Inventory	–	154
Accounts payable & accrued liabilities	(8,643)	15,085
Net cash used by operating activities	(37,937)	(16,775)

Cash Flows from Investing Activities
Note receivable- related party	(49,785)	–
Purchase of fixed assets	–	(1,045)
Business acquisitions, net of cash acquired	(10,000)	–
Net cash used by investing activities	(59,785)	(1,045)

Cash Flows from Financing Activities
Payment to note payable	–	(13,029)
Issuance of common stock	85,000	38,670
Net cash provided by financing activities	85,000	25,641

(Decrease) Increase in Cash	(12,722)	7,821

Cash at beginning of period	27,579	16,468

Cash at end of period	$14,857	$24,289

Supplemental Cash Flow Information
Cash paid for interest	$–	$750
Cash paid for income taxes	$–	$–
Non-cash investing and financing activities:
14,000,000 shares of common stock issued for business combination	$89,600	$–
Payables for acquisitions	$30,000	$–

See accompanying Notes to the Unaudited Consolidated Financial Statements.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

In February 2017, the Board of Directors of B2Digital, Incorporated ("B2Digital" or the "Company") approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on its history in television, video and technology, the Company is now forging ahead and becoming a full-service live event sports company.

B2Digital's first strategy is to build an integrated live event Minor League for the Mixed Martial Arts (MMA) marketplace. B2Digital will be creating and developing Minor League champions that will move on to the MMA Major Leagues from the B2 Fighting Series (B2FS). This will be accomplished by sponsoring operating live events, acquiring existing MMA promotions and then inviting those champions to the B2FS Regional and National Championship Series. B2Digital will own all media and merchandising rights and digital distribution networks for the B2FS.

2017 marked the kickoff of the B2FS by sponsoring and acquiring MMA regional promotion companies for the development of the B2FS. The second strategy is that the Company plans to add additional sports, leagues, tournaments and special events to its live event business model. This will enable B2Digital to capitalize on their core technologies and business models that will be key to broadening the revenue base of the Company's live event core business. B2Digital will also be developing and expanding the B2Digital live event systems and technologies. These include systems for event management, digital ticketing sales, digital video distribution, digital marketing, Pay-Per View (PPV), fighter management, merchandise sales, brand management and financial control systems.

Basis of Presentation and Consolidation

The Company has five wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, and Pinnacle Combat LLC. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements, which include the accounts of the Company and its five wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is March 31.

NOTE 2 - ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the assets’ estimated service lives. Expenditures for maintenance and repairs are charged to expense in the period in which they are incurred, and betterments are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statement of operations of the respective period. The estimated useful lives range from 3 to 7 years.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“ FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2019, the Company has an accumulated deficit. Due to uncertainty of realization for these losses, a full valuation allowance is expected. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC. Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2019, there were no options outstanding.

Recently Adopted Accounting Pronouncements

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of this standard did not have a material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY

B2 Management, LLC (“B2 Management”) has as its sole member the Chief Executive Officer and Chairman of B2Digital. During the three months ended June 30, 2019, B2 Management received $49,785 in advances. As of June 30, 2019 and March 31, 2019, the Company has an uncollateralized, non-interest-bearing note receivable of $115,201 and $65,416, respectively, from B2 Management that is due upon demand.

NOTE 4 – BUSINESS ACQUISITIONS

United Combat League, UCL MMA LLC

Effective May 1, 2019, the Company completed its previously announced acquisition of 100% of the equity interest in United Combat League, LLC (“UCL”), in an effort to execute its strategy of developing and building a Premier Development League for the Mixed Martial Arts (“MMA”) marketplace. The purchase price was $20,000 in cash and 6,000,000 shares of Restricted Common Stock issuable to Michael Davis, the seller of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement.

Consideration
Cash	$20,000
6,000,000 shares of common stock issued to the sellers	38,400
Total consideration	$58,400

Fair value of net identifiable assets (liabilities) acquired
Goodwill resulting from transaction	$58,400

Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The goodwill recorded as part of the UCL acquisition primarily reflects the value of adding UCL to B2Digital in order to expand its footprint in the MMA marketplace and execute its strategy of developing and building a Premier Development League MMA marketplace. Goodwill is not amortizable nor deductible for tax purposes. The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The initial accounting for this transaction is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

The Company is required to present a pro forma balance sheet assuming the transaction was consummated on the date of the latest balance sheet included in the filing and a pro forma statement of operations assuming the transaction was consummated at the beginning of the fiscal year presented and carried forward through any interim period presented. However, since the initial accounting has not been finalized for the transaction the Company believes presenting pro forma information is impracticable and plans to present it once the accounting is finalized.

Pinnacle Combat LLC- Acquisition

On July 15, 2019, to be effective June 29, 2019, the Company completed an acquisition of 100% of the equity interest in Pinnacle Combat LLC of Iowa, in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 8,000,000 shares of Restricted Common Stock, 5,000,000 to be issued to Harry Maglaris and 3,000,000 to be issued to Ken Rigdon, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement.

Consideration
Cash	$20,000
8,000,000 shares of common stock issued to the sellers	51,200
Total consideration	$71,200

Fair values of identifiable net assets:
Cages	$54,000
Event asset (barriers)	6,000
Truck/trailer	3,000
Venture lighting system	25,000
Total identifiable net assets	88,000

Fair value of liabilities assumed:
Credit card liability	25,028

Fair value of net identifiable assets (liabilities) acquired	62,972

Goodwill resulting from transaction	$8,228

Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The goodwill recorded as part of the Pinnacle acquisition primarily reflects the value of adding Pinnacle to B2Digital in order to expand its footprint in the MMA marketplace and execute its strategy of developing and building a Premier Development League MMA marketplace. Goodwill is not amortizable nor deductible for tax purposes. The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The initial accounting for this transaction is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

The Company is required to present a pro forma balance sheet assuming the transaction was consummated on the date of the latest balance sheet included in the filing and a pro forma statement of operations assuming the transaction was consummated at the beginning of the fiscal year presented and carried forward through any interim period presented. However, since the initial accounting has not been finalized for the transaction the Company believes presenting pro forma information is impracticable and plans to present it once the accounting is finalized.

NOTE 5 - NOTES PAYABLE

The following is a summary of notes payable as of June 30, 2019 and March 31, 2019:

	As of	As of
	June 30, 2019	March 31, 2019
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020.	$14,000	$14,000
Notes payable – in default:
Good Hunting $15,000, 7.5% loan with principal and interest due March 31, 2019 (In Default)	15,000	15,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	60,000	60,000
Total	$89,000	$89,000

NOTE 6 - EQUITY

Preferred stock

There are 50,000,000 shares authorized as preferred stock, of which 40,000,000 are designated as Series B and 2,000,000 are designated as Series A. 8,000,000 shares have yet to be designated. All 2,000,000 shares of Series A preferred are issued and outstanding. Each share of Series A preferred is convertible into 240 shares of common stock. The Series A Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series A Preferred Stock is entitled to 240 votes for each share of Series A Preferred Stock held by such shareholder.

Common stock

On April 23, 2019 the Company issued 4,000,000 shares of common stock in exchange for services valued at $25,600 or $0.0064 per share.

On May 14, 2019 the Company sold 1,562,500 shares of common stock for $10,000 or $0.0064 per share.

On May 25, 2019 the Company sold 11,718,750 shares of common stock for $75,000 or $0.0064 per share.

On June 1, 2019 the Company issued 67,000,000 shares of common stock in exchange for services valued at $428,800 or $0.0064 per share.

On June 1, 2019 the Company issued 6,000,000 shares of common stock in exchange for the acquisition of UCL MMA LLC valued at $38,400 or $0.0064 per share.

As part of the Pinnacle Combat LLC acquisition, the Company issued 8,000,000 shares of common stock valued at $51,200 or $0.0064 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2019, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company entered into employment agreements with its Chief Executive Officer and Executive Vice President as of November 24, 2017. Under the terms of these agreements the Company will be liable for severance and other payments under certain conditions. The employment agreement for the Executive Vice President is for a period of 36 months and renews for a successive two years unless written notice is provided by either party under the terms of the agreement. The employment agreement for the Chief Executive Officer can be terminated by the Chief Executive Officer upon three months written notice. Termination of the Chief Executive Officer requires 80% of the votes of all stockholders of the Company.

Each of the acquisition agreements contain a Management Services Agreement (“MSA”) whereby the Company agrees to pay a management fee based on certain performance targets. The MSA agreements expire 10 years from the acquisition agreement dates.

NOTE 8 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2019 and March 31, 2019, the Company had $14,857 and $27,579 in cash and $53,199 and $85,372 in negative working capital, respectively.  For the three months ended June 30, 2019 and 2018, the Company had a net loss of $491,512 and $34,513, respectively. Continued losses may adversely affect the liquidity of the Company in the future. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a going concern, Management’s plan moving forward is to improve operating results through the live event sports businesses. Management believes these will operate with positive cash flows and facilitate acquisition of additional Sports related businesses. Management plans to finance the growth of the company and cover operating shortfalls by securing convertible loans and selling common stock.

NOTE 9 - SUBSEQUENT EVENTS

Note extension

On August 30, 2019, the Company entered into a Note Modification Agreement with WLES LP LLC, where the Holder agreed to extend the maturity date of the $60,000 face value loan from June 30, 2019 to January 15, 2022. In addition to the maturity date extension, the Holder has the option to convert the principal and interest at $.0064 per share.

Shares issued for services

On July 3, 2019 the Company issued 6,000,000 shares of common stock in exchange for services valued at $38,400 or $0.0064 per share.

Subscription Agreement

On July 8, 2019, the Company entered into a Subscription Agreement with a holder for the sale of 14,062,500 shares of common stock at $.0064 per share, or $90,000.

Shares issued for services

On July 15, 2019 the Company issued 30,500,000 shares of common stock in exchange for services valued at $195,200 or $0.0064 per share.

Subscription Agreement

On August 30, 2019, the Company entered into a Subscription Agreement with a holder for the sale of 15,625,000 shares of common stock at $0.0064 per share, or $100,000.

Business acquisition

On September 1, 2019, the Company completed an acquisition of 100% of the equity interest in Strike Hard Productions LLC, a fighting promotion business. The purchase price was $20,000 in cash and 9,000,000 shares of Restricted Common Stock (valued at $57,600), 3,000,000 shares issued to be issued to David Elder, 3,000,000 shares to be issued to James Sullivan and 3,000,000 shares to be issued to Matt Leavell, collectively the sellers of the equity interest in the acquisition. The initial accounting for this acquisition is not completed.

Subscription Agreement

On September 7, 2019, the Company entered into a Subscription Agreement with a holder for the sale of 7,812,500 shares of common stock at $0.0064 per share, or $50,000.

Subscription Agreement

On September 19, 2019, the Company entered into a Subscription Agreement with a holder for the sale of 11,718,750 shares of common stock at $0.0064 per share, or $75,000.

Related party debt

On September 27, 2019, the Company and B2 Management Group LLC (“B2MG”) entered into an agreement whereby B2MG agreed to return 7,500,000 shares of the Company’s common stock in exchange for the cancellation of $75,000 owed by B2MG to the Company.

Formation of wholly-owned subsidiary

On October 1, 2019, the Company formed a wholly-owned subsidiary called B2 Productions LLC. B2 Productions is an entity that supplies all the TV, PPV and media for B2 Fighting Series LIVE Events.

Securities purchase agreement

On October 4, 2019, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, whereby the Company agreed to issue an $82,000 face value, 8% convertible note.

Convertible promissory note

On October 31, 2019, the Company issued a face value $208,000 Convertible Promissory Note to GS Capital Partners, LLC. The Note has a maturity date of December 15, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of eight percent (8%) per annum from the date on which the Note is issued until the same becomes due and payable. The Note contains a $6,000 original issue discount.

The outstanding principal amount of the Note is convertible into common stock at the lender’s option at $0.01 per share for the first six months. After the six-month anniversary, the conversion price is 63% of the average of the three lowest trading prices of the Common Stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our post-qualification amendment to Form 1-A filed qualified on October 9, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

We have six wholly-owned subsidiaries: Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, Pinnacle Combat LLC, and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its five wholly owned subsidiaries, are prepared in conformity with GAAP. All significant intercompany balances and transactions have been eliminated.

Forward-Looking Statements

Some of the statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to finance our businesses;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

Although the forward-looking statements in this Quarterly Report on Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Quarterly Report on Form 10-Q or otherwise make public statements updating our forward-looking statements.

Critical Accounting Policies

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the assets’ estimated service lives. Expenditures for maintenance and repairs are charged to expense in the period in which they are incurred, and betterments are capitalized. The cost of assets sold or abandoned, and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statement of operations of the respective period. The estimated useful lives range from three to seven years.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We test goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.

Income Taxes

We follow Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2019, we have an accumulated deficit. Due to uncertainty of realization for these losses, a full valuation allowance is expected. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, we recognize an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2019, there were no options outstanding.

Recently Adopted Accounting Pronouncements

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of this standard did not have a material impact on the financial statements.

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Organization and Nature of Business

In February 2017, our Board of Directors of B2Digital, Incorporated, a Delaware corporation (“B2Digital” or the “Company”) approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on its history in television, video and technology, we are now forging ahead and becoming a full-service live event sports company.

Our Chairman and CEO is now Greg P. Bell. Mr. Bell has over 30 years of global experience developing more than 20 companies in the sports, television, entertainment, digital distribution and banking transaction industries. Capitalizing on the combination of his expertise, relationships and experience as well as his involvement with more than 40,000 live events over his career for major sports leagues and entertainment venues, we are in the process of developing and acquiring companies to become a premier vertically integrated live event sports company.

Our first strategy is to build an integrated live event minor league for the mixed martial arts (“MMA”) marketplace, which is a billion-dollar industry. We are creating and developing minor league champions that will move on to the MMA major leagues from the B2 Fighting Series (“B2FS”). This will be accomplished by sponsoring operating live events, acquiring existing MMA promotions and then inviting those champions to the B2FS Regional and National Championship Series. We own all media and merchandising rights and digital distribution networks for the B2FS. This concept was developed and test marketed for two years by Mr. Bell’s B2 Management Group, LLC.

2017 marked the kickoff of the B2FS by sponsoring and acquiring MMA regional promotion companies for the development of the B2FS. Our second strategy is to add additional sports, leagues, tournaments and special events to our live event business model. This will enable us to capitalize on our core technologies and business models that will be key to broadening the revenue base of our live event core business. We will also be developing and expanding the B2Digital live event systems and technologies. These include systems for event management, digital ticketing sales, digital video distribution, digital marketing, Pay-Per View (“PPV”), fighter management, merchandise sales, brand management and financial control systems.

Historically, we had been a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. In the past, we had provided video services to over 50,000 hotel rooms in the lodging industry. PPV lost a great deal of market share due to the increased internet use by hotel guests. With this loss, our Board of Directors agreed to dissolve Hotel Movie Network on March 11, 2010.

Business of the Company

The Company has five wholly-owned subsidiaries as of the balance sheet date. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, and Pinnacle Combat LLC. All significant intercompany balances and transactions have been eliminated.

Results of Operations

The following information represents our results of operations for three months ended June 30, 2019 compared to June 30, 2018.

Three Months Ended June 30, 2019 Compared to June 30, 2018

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
	(unaudited)	(unaudited)	Change	% Change

Live event revenue	$85,636	$93,603	(7,967)	(8.51%	)

Live event expenses	61,952	82,028	(20,076)	(24.47%	)

Live event income- net	23,684	11,575	12,109	104.61%

General and administrative corporate expenses
Stock compensation expense	454,400	–	454,400	100.00%
General & administrative expenses	56,113	42,232	13,881	32.87%
Depreciation expense	3,312	2,499	813	32.53%
Total general and administrative corporate expenses	513,825	44,731	469,094	1048.70%

Loss from continuing operations	(490,141)	(33,156)	456,985	1378.29%

Other income (expense)
Interest expense	(1,371)	(1,357)	14	1.03%
Total other income (expense)	(1,371)	(1,357)	14	1.03%

Net loss	$(491,512)	$(34,513)	456,999	1324.14%

Revenue

We had revenues of $85,636 for the three months ended June 30, 2019 versus revenues of $93,603 for the three months ended June 30, 2018. The decrease of $7,967 was primarily due to a decrease in live event VIP ticket sales.

Live Event Expenses

We incurred live event expenses of $61,952 for the three months ended June 30, 2019 versus live event expenses of $82,028 for the three months ended June 30, 2018. The decrease of $20,076 was primarily due to a decrease in fighter and venue expenses.

Live Event Income- Net

We had live event income-net of $23,684 for the three months ended June 30, 2019 versus live event income-net of $11,575 for the three months ended June 30, 2018. The increase of $12,109 was primarily due to a decrease in live event expenses.

General and administrative corporate expenses

Stock Compensation Expenses

We recorded stock compensation expense in the amount of $454,400 for the three months ended June 30, 2019 for common stock issued for services. We did not have any stock compensation expense for the three months ended June 30, 2018.

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $56,113 for the three months ended June 30, 2019 versus general and administrative expenses of $42,232 for the three months ended June 30, 2018. The increase of $13,881 was primarily due to increased operations associated with new business acquisitions.

Depreciation Expense

We incurred depreciation expense of $3,312 for the three months ended June 30, 2019 versus depreciation expense of $2,499 for the three months ended June 30, 2018. The increase of $813 was due to the purchase of assets during the three months ended June 30, 2019 related to a business acquisition.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense. We incurred interest expense of $1,371 for the three months ended June 30, 2019 versus interest expenses of $1,357 for the three months ended June 30, 2018.

Net Losses

We incurred a net loss of $491,512 for the for the three months ended June 30, 2019 versus a net loss of $34,513 for the three months ended June 30, 2018. The increase of $456,999 was primarily due to increased operations from acquisitions and stock based compensation expense.

Current Liquidity and Capital Resources for the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	2019	2018
Summary of Cash Flows:
Net cash used by operating activities	$(37,937)	$(16,775)
Net cash used by investing activities	(59,785)	(1,045)
Net cash provided by financing activities	85,000	25,641
Net increase (decrease) in cash and cash equivalents	(12,722)	7,821
Beginning cash and cash equivalents	27,579	16,468
Ending cash and cash equivalents	$14,857	$24,289

Operating Activities

Cash used by operations of $37,937 during the three months ended June 30, 2019 was primarily a result of our $491,512 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $16,775 during the three months ended June 30, 2018 was primarily a result of our $34,513 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2019 of $59,785 resulted from the business acquisitions, net of cash in the amount of $10,000 and money loaned to a related party in the amount of $49,785. Net cash used in investing activities for the three months ended June 30, 2018 of $1,045 resulted from the acquisition of fixed assets.

Financing Activities

Net cash provided by financing activities was $85,000 for three months ended June 30, 2019, which consisted of $85,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $25,641 for three months ended June 30, 2018, which consisted of $38,670 in proceeds from the issuance of common stock and $13,029 in payments on notes payable.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for fiscal year 2020 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2019 and March 31, 2019, the Company had $14,857 and $27,579 in cash and $53,200 and $85,372 in negative working capital, respectively.  For the three months ended June 30, 2019 and 2018, the Company had a net loss of $491,512 and $34,513, respectively. Continued losses may adversely affect the liquidity of the Company in the future. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a going concern, Management’s plan moving forward is to improve operating results through the live event sports businesses. Management believes these will operate with positive cash flows and facilitate acquisition of additional Sports related businesses. Management plans to finance the growth of the company and cover operating shortfalls by securing convertible loans and selling common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions include the fair value of our common stock, stock-based compensation, the recoverability and useful lives of long-lived assets, and the valuation allowance relating to our deferred tax assets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2019. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued for Services

On April 23, 2019 the Company issued 4,000,000 shares of common stock in exchange for services valued at $25,600 or $0.0064 per share.

On June 1, 2019 the Company issued 67,000,000 shares of common stock in exchange for services valued at $428,800 or $0.0064 per share.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Shares Sold Under Regulation A

During the quarter ended June 30, 2019, the Company sold an aggregate of 13,281,250 shares of common stock for an aggregate of $85,000 at $0.0064 per share.

These sales were made without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation A of the Securities Act.

Shares Sold for Acquisitions

On June 1, 2019 the Company issued 6,000,000 shares of common stock in exchange for the acquisition of UCL MMA LLC valued at $38,400 or $0.0064 per share.

As part of the Pinnacle Combat LLC acquisition, the Company issued 8,000,000 shares of common stock valued at $51,200 or $0.0064 per share.

These sales were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: November 20, 2019	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

