Form 10-Q
period 2019-09-30
B2Digital, Inc.
filed 2019-11-21
CIK 725929

0able of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Unaudited Consolidated Financial Statements

B2Digital, Incorporated.

B2Digital, Incorporated

Consolidated Balance Sheets

	As of September 30, 2019 (Unaudited)	As of March 31, 2019
Assets
Current assets
Cash and cash equivalents	$36,407	$27,579
Deposits and prepaid expenses	25,588	6,260
Note receivable- related party	164,661	65,416
Total current assets	226,656	99,255

Fixed assets
Cages	122,025	46,025
Trucks trailers and vehicles	12,500	9,500
Event assets	59,462	8,987
Electronics hardware and software	10,470	6,960
Less: accumulated depreciation	(26,459)	(16,407)
Total fixed assets	177,998	55,065

Goodwill	314,272	193,045
Total Assets	$718,926	$347,365

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable & accrued liabilities	$129,909	$109,627
Deferred revenue	3,250	–
Note payable- current maturity	14,000	75,000
Payable due for business acquisitions	15,000	–
Note payable- in default	15,000	–
Total current liabilities	177,159	184,627

Note payable- long-term	60,000	14,000

Total Liabilities	237,159	198,627

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, 40,000,000 shares of Series B; 2,000,000 shares of Series A, convertible into 240 shares of common stock issued and outstanding at September 30, 2019 and March 31, 2019, respectively; 8,000,000 shares are undesignated	20	20
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 563,120,110 and 377,620,110 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	5,631	3,776
Additional paid in capital	3,860,674	2,624,573
Accumulated deficit	(3,384,558)	(2,479,631)
Total Stockholders' Equity	481,767	148,738
Total Liabilities and Stockholders' Equity	$718,926	$347,365

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations

	For the six months ended September 30, 2019	For the six months ended September 30, 2018
	(unaudited)	(unaudited)

Live event revenue	$181,911	$172,595

Live event expenses	135,540	142,976

Live event income- net	46,371	29,619

General and administrative corporate expenses
Stock compensation expense	688,000	–
General & administrative expenses	171,810	74,825
Depreciation expense	10,053	4,314
Total general and administrative corporate expenses	869,863	79,139

Loss from continuing operations	(823,492)	(49,520)

Other income (expense)
Loss on forgiveness of note receivable	(27,000)	–
Loss on modification of debt	(50,756)	–
Interest expense	(3,679)	(2,107)
Total other income (expense)	(81,435)	(2,107)

Net loss	$(904,927)	$(51,627)

Basic diluted earnings per share on net loss	$(0)	$(0)

Weighted average shares outstanding	471,101,799	328,684,393

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
	(unaudited)	(unaudited)

Live event revenue	$96,275	$78,992

Live event expenses	73,588	60,948

Live event income- net	22,687	18,044

General and administrative corporate expenses
Stock compensation expense	233,600	–
General & administrative expenses	115,697	32,593
Depreciation expense	6,741	1,815
Total general and administrative corporate expenses	356,038	34,408

Loss from continuing operations	(333,351)	(16,364)

Other income (expense)
Loss on forgiveness of loan receivable	(27,000)	–
Loss on modification of debt	(50,756)	–
Interest expense	(2,308)	(750)
Total other income (expense)	(80,064)	(750)

Net loss	$(413,415)	$(17,114)

Basic diluted earnings per share on net loss	$(0)	$(0)

Weighted average shares outstanding	528,339,793	340,921,298

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

Six Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	2,000,000	$20	263,075,044	$2,631	$2,381,068	$(2,345,820)	$37,899

Sale of common stock	–	–	30,000,000	300	–	–	300

Issuance of common stock for services	–	–	35,000,000	350	–	–	350

Issuance of common stock for conversion of debt	–	–	3,478,400	35	37,985	–	38,020

Net Loss	–	–	–	–	–	(34,513)	(34,513)

Balance June 30, 2018	2,000,000	20	331,553,444	3,316	2,419,053	(2,380,333)	42,056

Net Loss	–	–	–	–	–	(17,114)	(17,114)

Balance September 30, 2018	2,000,000	$20	331,553,444	$3,316	$2,419,053	$(2,397,447)	$24,942

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

Six Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	$20	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738

Sale of common stock	–	–	13,281,250	133	84,867	–	85,000

Issuance of common stock for services	–	–	71,000,000	710	453,690	–	454,400

Issuance of common stock as part of business combination	–	–	14,000,000	140	89,460	–	89,600

Net Loss	–	–	–	–	–	(491,512)	(491,512)

Balance June 30, 2019	2,000,000	20	475,901,360	4,759	3,252,590	(2,971,143)	286,226

Sale of common stock	–	–	49,218,750	492	314,508	–	315,000

Issuance of common stock for services	–	–	36,500,000	365	233,235	–	233,600

Issuance of common stock as part of business combination	–	–	9,000,000	90	57,510	–	57,600

Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	–	–	(7,500,000)	(75)	(47,925)	–	(48,000)

Loss from modification of debt	–	–	–	–	50,756	–	50,756

Net Loss	–	–	–	–	–	(413,415)	(413,415)

Balance September 30, 2019	2,000,000	$20	563,120,110	$5,631	$3,860,674	$(3,384,558)	$481,767

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the six months ended September 30, 2019	For the six months ended September 30, 2018
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Loss	$(904,927)	$(51,627)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	688,000	–
Depreciation	10,053	4,314
Loss on forgiveness of loan receivable	27,000	–
Loss on modification of debt	50,756	–
Changes in operating assets & liabilities
Deposits and prepaid expenses	(19,329)	–
Inventory	–	(885)
Accounts payable & accrued Liabilities	(36,495)	(3,836)
Net cash used by operating activities	(184,942)	(52,034)

Cash Flows from Investing Activities
Note receivable- related party	(174,245)	–
Purchase of fixed assets	–	(1,659)
Business acquisitions, net of cash acquired	(31,985)	–
Net cash used by investing activities	(206,230)	(1,659)

Cash Flows from Financing Activities
Proceeds from notes payables	–	11,589
Payment to note payable	–	(14,195)
Issuance of common stock	400,000	38,760
Net cash provided by financing activities	400,000	36,154

Increase (decrease) in cash	8,828	(17,539)

Cash at beginning of period	27,579	25,874

Cash at end of period	$36,407	$8,335

Supplemental Cash Flow Information
Cash paid for interest	$–	$250
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
23,000,000 shares of common stock issued for business combination	$147,200	$–
7,500,000 shares returned in exchange for forgiveness of loan receivable	$480,000	$–
Payables for acquisitions	$15,000	$–

See accompanying notes to the unaudited consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

In February 2017, the Board of Directors of B2Digital, Incorporated ("B2Digital" or the "Company") approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on its history in television, video and technology, the Company is now forging ahead and becoming a full service live event sports company.

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

Basis of Presentation and Consolidation

The Company has six wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana and Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, Pinnacle Combat LLC, and Strike Hard Productions, LLC.

The consolidated financial statements, which include the accounts of the Company and its six wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its six wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is March 31.

NOTE 2 - ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP. The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2019, the Company has an accumulated deficit. Due to uncertainty of realization for these losses, a full valuation allowance is expected. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2019, there were no options outstanding.

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

NOTE 3 - RELATED PARTY

B2 Management, LLC (“B2 Management”) has as its sole member the Chief Executive Officer and Chairman of B2Digital. During the six months ended September 30, 2019, B2 Management received $174,245 in advances. On September 27, 2019, the Company and B2 Management Group LLC (“B2MG”) entered into an agreement whereby B2MG agreed to return 7,500,000 shares of the Company’s common stock in exchange for the cancellation of $75,000 owed by B2MG to the Company. As of September 30, 2019 and March 31, 2019, the Company has an uncollateralized, non-interest-bearing note receivable of $164,661 and $65,416, respectively, from B2 Management that is due upon demand.

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

Pinnacle Combat LLC- Acquisition

On July 15, 2019, to be effective June 29, 2019, the Company completed an acquisition of 100% of the equity interest in Pinnacle Combat LLC of Iowa (“Pinnacle”), in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 8,000,000 shares of Restricted Common Stock, 5,000,000 to be issued to Harry Maglaris and 3,000,000 to be issued to Ken Rigdon, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement.

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

Strike Hard Productions LLC- Acquisition

On September 1, 2019, the Company completed an acquisition of 100% of the equity interest in Strike Hard Productions LLC, a fighting promotion business, in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 9,000,000 shares of Restricted Common Stock, 3,000,000 Restricted Shares issued to be issued to David Elder, 3,000,000 Restricted Common Shares to be issued to James Sullivan and 3,000,000 Restricted Common Shares to be issued to Matt Leavell, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement.

Consideration
Cash	$20,000
9,000,000 shares of common stock issued to the sellers	57,600
Total consideration	$77,600

Fair values of identifiable net assets:
Cages	$22,000
Event asset (tables)	1,000
Total fair value of identifiable net assets	23,000

Goodwill resulting from transaction	$54,600

Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The goodwill recorded as part of the Strike Hard acquisition primarily reflects the value of adding Strike Hard to B2Digital in order to expand its footprint in the MMA marketplace and execute its strategy of developing and building a Premier Development League MMA marketplace. Goodwill is not amortizable nor deductible for tax purposes. The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The initial accounting for this transaction is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

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

NOTE 5 - NOTES PAYABLE

The following is a summary of notes payable as of September 30, 2019 and March 31, 2019:

	As of	As of
	September 30, 2019	March 31, 2019
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020.	$14,000	$14,000
Notes payable – in default:
Good Hunting $15,000, 7.5% loan with principal and interest due March 31, 2019 (In Default)	15,000	15,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	60,000	60,000
Total	$89,000	$89,000

On August 31, 2019, WLES LP LLC agreed to sign an amendment which extended the maturity date of the note and added conversion option. This amendment gave rise to a modification because a substantive conversion option was added to the contract. Under ASC 470-50-40-10, when a modification or an exchange of debt instruments adds a substantive conversion option debt extinguishment accounting is required. As a result, the Company recorded a loss on modification of debt in the amount of $50,756.

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

On July 8, 2019, the Company entered into a Subscription Agreement with a holder for the sale of 14,062,500 shares of common stock at $0.0064 per share, or $90,000.

On July 15, 2019 the Company issued 30,500,000 shares of common stock in exchange for services valued at $195,200 or $0.0064 per share.

On July 15, 2019 the Company issued 8,000,000 shares of common stock in exchange for the acquisition of Pinnacle Combat LLC valued at $51,200 or $0.0064 per share.

On August 30, 2019 the Company sold 15,625,000 shares of common stock for $100,000 or $0.0064 per share.

On September 7, 2019 the Company sold 7,812,500 shares of common stock for $50,000 or $0.0064 per share.

On September 19, 2019 the Company sold 11,718,750 shares of common stock for $75,000 or $0.0064 per share.

On September 27, 2019, the Company canceled 7,500,000 in exchange for the cancellation of $75,000 in Notes Receivable.

As part of the Strike Hard Productions LLC acquisition, the Company issued 9,000,000 shares of common stock valued at $57,600 or $0.0064 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2019, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 8 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2019 and March 31, 2019, the Company had $36,407 and $27,579 in cash and $49,497 in working capital and $85,372 in negative working capital, respectively.  For the six months ended September 30, 2019 and 2018, the Company had a net loss of $904,927 and $51,627, respectively. For the three months ended September 30, 2019 and 2018, the Company had a net loss of $413,415 and $17,114, respectively. Continued losses may adversely affect the liquidity of the Company in the future. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have seven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its six wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020.

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

Income Taxes

We follow Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2019, we have an accumulated deficit. Due to uncertainty of realization for these losses, a full valuation allowance is expected. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, we recognize an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2019, there were no options outstanding.

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

Organization and Nature of Business

In February 2017, the Board of Directors of B2Digital, Incorporated, a Delaware corporation (“B2Digital” or the “Company”) approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on its history in television, video and technology, we are now forging ahead and becoming a full-service live event sports company.

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

Business of the Company

The Company has seven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, and B2 Productions LLC.

Results of Operations

The following information represents our results of operations for three months ended September 30, 2019 compared to September 30, 2018.

Three Months Ended September 30, 2019 Compared to September 30, 2018

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
	(unaudited)	(unaudited)	Change	% Change

Live event revenue	$96,275	78,992	17,283	21.88%

Live event expenses	73,588	60,948	12,640	20.74%

Live event income- net	22,687	18,044	4,643	25.73%

General and administrative corporate expenses
Stock compensation expense	233,600	–	233,600	100.00%
General & administrative expenses	115,697	32,593	83,104	254.97%
Depreciation expense	6,741	1,815	4,926	271.40%
Total general and administrative corporate expenses	356,038	34,408	321,630	934.75%

Loss from continuing operations	(333,351)	(16,364)	(316,987)	1937.09%

Other income (expense):
Loss on forgiveness of loan receivable	(27,000)	–	(27,000)	100.00%
Loss on modification of debt	(50,756)	–	(50,756)	100.00%
Interest expense	(2,308)	(750)	(1,558)	207.73%
Total other income (expense)	(80,064)	(750)	(79,314)	10575.20%

Net loss	$(413,415)	(17,114)	(396,301)	2315.65%

Revenue

We had revenues of $96,275 for the three months ended September 30, 2019 versus revenues of $78,992 for the three months ended September 30, 2018. The increase of $17,283 is due to increased live events from new business acquisitions.

Live Event Expenses

We incurred live event expenses of $73,588 for the three months ended September 30, 2019 versus live event expenses of $60,948 for the three months ended September 30, 2018. The increase of $12,640 is due to increased live events from new business acquisitions.

Live Event income (loss) - net

We had live event income of $22,687 for the three months ended September 30, 2019 versus live event income of $18,044 for the three months ended September 30, 2018. The increase of $4,643 is due to increased live events from new business acquisitions.

Operating Expenses

Stock Compensation Expenses

We recorded stock compensation expense in the amount of $233,600 for the three months ended September 30, 2019 for common stock issued for services. We did not have any stock compensation expense for the three months ended September 30, 2018.

General & Administrative Expenses

Other general and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $115,697 for the three months ended September 30, 2019 versus general and administrative expenses of $24,819 for the three months ended September 30, 2018. The increase of $90,878 was primarily due to increased operations associated with new business acquisitions.

Depreciation Expense

We incurred depreciation expense of $6,741 for the three months ended September 30, 2019 versus depreciation expense of $1,815 for the three months ended September 30, 2018. The increase of $4,926 was due to the purchase of assets during the three months ended September 30, 2019 related to a business acquisition.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense, loss on forgiveness of notes receivable, and a loss on modification of debt. We incurred interest expense of $2,308 for the three months ended September 30, 2019 versus interest expenses of $750 for the three months ended September 30, 2018. We recorded a loss on forgiveness of notes receivable in the amount of $27,000 and a loss on the modification of debt in the amount of $50,756 for the three months ended September 30, 2019.

Net Losses

We incurred a net loss of $413,415 for the three months ended September 30, 2019 versus a net loss of $17,114 for the three months ended September 30, 2018. The increase of $396,301 was primarily due to increased operations from acquisitions and stock-based compensation expense.

Results of Operations

The following information represents our results of operations for six months ended September 30, 2019 compared to September 30, 2018.

Six Months Ended September 30, 2019 Compared to September 30, 2018

	For the six months ended September 30, 2019	For the six months ended September 30, 2018
	(unaudited)	(unaudited)	Change	% Change

Live event revenue	$181,911	$172,595	$9,316	5.40%

Live event expenses	135,540	142,976	(7,436)	(5.20%	)

Live event income- net	46,371	29,619	16,752	56.56%

General and administrative corporate expenses
Stock compensation expense	688,000	–	688,000	100.00%
General & administrative expenses	171,810	74,825	96,985	129.62%
Depreciation expense	10,053	4,314	5,739	133.03%
Total general and administrative corporate expenses	869,863	79,139	790,724	999.16%

Loss from continuing operations	(823,492)	(49,520)	(773,972)	1562.98%

Other income (expense):
Loss on forgiveness of loan receivable	(27,000)	–	(27,000)	100.00%
Loss on modification of debt	(50,756)	–	(50,756)	100.00%
Interest expense	(3,679)	(2,107)	(1,572)	74.61%
Total other income (expense)	(81,435)	(2,107)	(79,328)	3764.97%

Net loss	$(904,927)	$(51,627)	$(853,300)	1652.85%

Revenue

We had revenues of $181,911 for the six months ended September 30, 2019 versus revenues of $172,595 for the six months ended September 30, 2018. The increase of $9,316 is due to increased live events from new business acquisitions.

Live Event Expenses

We incurred live event expenses of $135,540 for the six months ended September 30, 2019 versus live event expenses of $142,976 for the six months ended September 30, 2018. The decrease of $7,436 is due to changes in cost of different cities of fight venues.

Live Event income (loss) - net

We had live event income of $46,371 for the six months ended September 30, 2019 versus a live event income of $29,619 for the six months ended September 30, 2018. The increase of $16,752 is due to increased live events from new business acquisitions.

Operating Expenses

Stock Compensation Expenses

We recorded stock compensation expense in the amount of $688,000 for the six months ended September 30, 2019 for common stock issued for services. We did not have any stock compensation expense for the six months ended September 30, 2018.

General & Administrative Expenses

Other general and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $171,810 for the six months ended September 30, 2019 versus general and administrative expenses of $74,825 for the six months ended September 30, 2018. The increase of $96,985 was primarily due to increased operations associated with new business acquisitions.

Depreciation Expense

We incurred depreciation expense of $10,053 for the six months ended September 30, 2019 versus depreciation expense of $4,314 for the six months ended September 30, 2018. The increase of $5,739 was due to the purchase of assets during the six months ended September 30, 2019 related to a business acquisition.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense, loss on forgiveness of notes receivable, and a loss on modification of debt. We incurred interest expense of $3,679 for the six months ended September 30, 2019 versus interest expenses of $2,107 for the six months ended September 30, 2018. We recorded a loss on forgiveness of notes receivable in the amount of $27,000 and a loss on the modification of debt in the amount of $50,756 for the six months ended September 30, 2019.

Net Losses

We incurred a net loss of $904,927 for the six months ended September 30, 2019 versus a net loss of $51,627 for the six months ended September 30, 2018. The increase of $853,800 was primarily due to increased operations from acquisitions and stock-based compensation expense.

Current Liquidity and Capital Resources for the six months ended September 30, 2019 compared to the six months ended September 30, 2018

	2019	2018
Summary of Cash Flows:
Net cash used by operating activities	$(184,942)	$(52,034)
Net cash used by investing activities	(206,230)	(1,659)
Net cash provided by financing activities	400,000	36,154
Net increase (decrease) in cash and cash equivalents	8,828	(17,539)
Beginning cash and cash equivalents	27,579	25,874
Ending cash and cash equivalents	$36,407	$8,335

Operating Activities

Cash used in operations of $184,942 during the six months ended September 30, 2019 was primarily a result of our $904,927 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $52,034 during the six months ended September 30, 2018 was primarily a result of our $51,627 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2019 of $206,230 resulted from the from the business acquisitions, net of cash in the amount of $31,985 and money loaned to a related party in the amount of $174,245. Net cash used in investing activities for the six months ended September 30, 2018 of $1,659 resulted from the acquisition of fixed assets.

Financing Activities

Net cash provided by financing activities was $400,000 for six months ended September 30, 2019, which consisted of $400,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $36,154 for six months ended September 30, 2018, which consisted of $38,760 in proceeds from the issuance of common stock, $14,195 in payments on notes payable and $11,589 in proceeds form notes payable.

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

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2019 and March 31, 2019, the Company had $36,407 and $27,579 in cash and $49,497 in working capital and $85,372 in negative working capital, respectively. For the six months ended September 30, 2019 and 2018, the Company had a net loss of $904,927 and $51,627, respectively. For the three months ended September 30, 2019 and 2018, the Company had a net loss of $413,415 and $17,114, respectively. Continued losses may adversely affect the liquidity of the Company in the future. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2019. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shares Issued for Cancellation of Notes

On September 27, 2019, the Company canceled 7,500,000 shares of Common Stock in exchange for the cancellation of $75,000 in notes receivable owed to a related party.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Shares Sold Under Regulation A

During the quarter ended September 30, 2019, the Company sold an aggregate of 62,500,000 shares of common stock for an aggregate of $400,000 at $0.0064 per share.

These sales were made without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation A of the Securities Act.

Shares Sold for Acquisitions

On June 1, 2019 the Company issued 6,000,000 shares of common stock in exchange for the acquisition of UCL MMA LLC valued at $38,400 or $0.0064 per share.

On July 15, 2019, the Company issued 8,000,000 shares of common stock in exchange for the acquisition of Pinnacle Combat LLC valued at $51,200 or $0.0064 per share.

As part of the Strike Hard Productions LLC acquisition, the Company issued 9,000,000 shares of common stock valued at $57,600 or $0.0064 per share.

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

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: November 21, 2019	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

