Form 10-Q
period 2019-12-31
B2Digital, Inc.
filed 2020-02-14
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the registrant’s common stock on February 12, 2020, was 539,267,304.

.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Unaudited Consolidated Financial Statements

B2Digital, Incorporated

B2Digital, Incorporated

Consolidated Balance Sheets

	As of December 31, 2019 (Unaudited)	As of March 31, 2019
Assets
Current assets
Cash and cash equivalents	$75,017	$27,579
Deposits and Prepaid expenses	500	6,260
Note receivable- related party	–	65,416
Total current assets	75,517	99,255

Fixed assets
Property and equipment	261,084	71,472
Less: accumulated depreciation	(36,652)	(16,407)
Total fixed assets	224,432	55,065

Goodwill	314,272	193,045
Total Assets	$614,221	$347,365

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable & accrued liabilities	$120,829	$109,627
Deferred revenue	9,879	–
Note payable- current maturity	14,000	14,000
Payable due for business acquisitions	5,000	–
Note payable- in default	7,000	15,000
Convertible notes payable, net of discount	382,105	–
Derivative liabilities	4,305	–
Due to shareholder	14,914	–
Total current liabilities	558,032	138,627

Note payable- long-term	60,000	60,000

Total Liabilities	618,032	198,627

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Preferred stock, 50,000,000 shares authorized of which 40,000,000 shares are designated as Series B; 2,000,000 shares of Series A are designated and outstanding, convertible into 240 shares of common stock at December 31, 2019 and March 31, 2019, respectively; 8,000,000 shares are undesignated	20	20
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 527,102,810 and 377,620,110 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	5,272	3,776
Additional paid in capital	3,650,009	2,624,573
Accumulated deficit	(3,659,112)	(2,479,631)
Total Stockholders' Equity (Deficit)	(3,811)	148,738
Total Liabilities and Stockholders' Equity (Deficit)	$614,221	$347,365

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations

  (Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018

Live event revenue	$169,363	$66,413	$351,274	$239,008

Live event expenses	126,737	111,835	262,277	254,811

Live event income- net	42,626	(45,422)	88,997	(15,803)

General and administrative corporate expenses
General & administrative expenses	256,889	(1,326)	1,116,699	73,499
Depreciation expense	10,192	5,676	20,245	9,990
Total general and administrative corporate expenses	267,081	4,350	1,136,944	83,489

Loss from continuing operations	(224,455)	(49,772)	(1,047,947)	(99,292)

Other income (expense)
Loss on note receivable forgiveness	(54,887)	–	(81,887)	–
Loss on modification of debt	–	–	(50,756)	–
Gain on changes in fair value of derivatives	17,360	–	17,360	–
Interest expense	(12,572)	(1,124)	(16,251)	(3,231)
Total other expense	(50,099)	(1,124)	(131,534)	(3,231)

Net loss	$(274,554)	$(50,896)	$(1,179,481)	$(102,523)

Basic diluted earnings per share on net loss	$(0)	$(0)	$(0)	$(0)

Weighted average shares outstanding	563,263,410	349,510,187	492,698,294	304,301,959

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Three, Six and Nine Months Ended December 31, 2019 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	$20	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738

Sale of common stock	–	–	13,281,250	133	84,867	–	85,000

Stock compensation	–	–	71,000,000	710	453,690	–	454,400

Issuance of common stock as part of business combination	–	–	14,000,000	140	89,460	–	89,600

Net Loss	–	–	–	–	–	(491,512)	(491,512)

Balance June 30, 2019	2,000,000	20	475,901,360	4,759	3,252,590	(2,971,143)	286,226

Sale of common stock	–	–	49,218,750	492	314,508	–	315,000

Stock compensation	–	–	36,500,000	365	233,235	–	233,600

Issuance of common stock as part of business combination	–	–	9,000,000	90	57,510	–	57,600

Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	–	–	(7,500,000)	(75)	(47,925)	–	(48,000)

Loss from modification of debt	–	–	–	–	50,756	–	50,756

Net Loss	–	–	–	–	–	(413,415)	(413,415)

Balance September 30, 2019	2,000,000	20	563,120,110	$5,631	$3,860,674	$(3,384,558)	$481,767

Cancellation of outstanding shares in exchange for payoff of notes receivable - related party	–	–	(21,954,800)	(219)	(109,554)	–	(109,773)

Purchase of cancelled stock	–	–	(14,062,500)	(140)	(101,111)	–	(101,251)

Net Loss	–	–	–	–	–	(274,554)	(274,554)

Balance December 31, 2019	2,000,000	$20	527,102,810	$5,272	$3,650,009	$(3,659,112)	$(3,811)

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity

Three, Six and Nine Months Ended December 31, 2018 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	2,000,000	$20	263,075,044	$2,631	$2,381,068	$(2,345,820)	$37,899

Sale of common stock	–	–	30,000,000	300	–	–	300

Issuance of common stock for services	–	–	35,000,000	350	–	–	350

Issuance of common stock for conversion of debt	–	–	3,478,400	35	37,985	–	38,020

Net Loss	–	–	–	–	–	(34,513)	(34,513)

Balance June 30, 2018	2,000,000	20	331,553,444	3,316	2,419,053	(2,380,333)	42,056

Net Loss	–	–	–	–	–	(17,114)	(17,114)

Balance September 30, 2018	2,000,000	20	331,553,444	3,316	2,419,053	(2,397,447)	24,942

Sale of common stock	–	–	6,250,000	63	49,937	–	50,000

Issuance of common stock for services	–	–	9,000,000	90	411	–	501

Net Loss	–	–	–	–	–	(50,896)	(50,896)

Balance December 31, 2018	2,000,000	$20	346,803,444	$3,469	$2,469,401	$(2,448,343)	$24,547

See accompanying notes to the unaudited consolidated financial statements.

2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the nine months ended December 31, 2019	For the nine months ended December 31, 2018
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Loss	$(1,179,481)	$(102,523)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	688,000	–
Depreciation	20,245	9,990
Loss on note receivable forgiveness	81,887	–
Loss on modification of debt	50,756	–
Amortization of debt discount	6,771	–
Changes in fair value of compound embedded derivative	(17,360)	–
Changes in operating assets & liabilities
Accounts receivable	–	(8,156)
Prepaid expenses	5,758	–
Inventory	–	1,740
Accounts payable	(18,967)	–
Credit card payable	(2,066)	–
Accrued liabilities	7,210	–
Deferred revenue	9,879	21,414
Net cash used by operating activities	(347,368)	(77,535)

Cash Flows from Investing Activities
Business acquisitions	(55,000)	–
Payments to related parties	(174,244)	–
Capital expenditures	(78,612)	(2,695)
Net cash used by investing activities	(307,856)	(2,695)

Cash Flows from Financing Activities
Proceeds from notes payable	14,912	–
Proceeds from convertible notes payable	397,000	–
Payment to note payable	(8,000)	(18,865)
Purchase of cancelled stock	(101,250)	–
Issuance of common stock	400,000	89,171
Net cash provided by financing activities	702,662	70,306

Increase (Decrease) in cash and cash equivalents	47,438	(9,924)

Cash and cash equivalents at beginning of period	27,579	16,468

Cash and cash equivalents at end of period	$75,017	$6,544

Supplemental Cash Flow Information
Cash paid for interest	$–	$1,251
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
23,000,000 shares of common stock issued for business combination	$147,200	$–
29,454,800 shares returned in exchange for forgiveness of loan receivable	$644,441	$–

See accompanying notes to the unaudited consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Basis of Presentation and Consolidation

The Company has seven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana and Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC and B2 Productions, LLC.

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

NOTE 2 - ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

Basis of Accounting

The interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements; interim disclosures generally do not repeat those in the annual statements. The interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at December 31, 2019 and March 31, 2019, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of December 31, 2019, goodwill was not deemed to be impaired. The initial accounting for the business combinations is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

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

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The majority of revenues are received from ticket and beverage sales before and during the live events. Sponsorship revenue is also recognized when the live event takes place. Any revenue received for events that have yet to take place are recorded in deferred revenue.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2019, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

As of March 31, 2019, the Company had not filed tax returns for the tax years ended March 31, 2008 through 2019 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2019, there were no options outstanding.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of this standard did not have a material impact on the consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard. The Company’s current leases as of the balance sheet date do not fall under this guidance as they are month-to-month leases.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31, 2019 and March 31, 2019:

	As of	As of
	December 31, 2019	March 31, 2019

Cages	$124,025	$46,025
Trucks trailers and vehicles	12,500	9,500
Event assets	70,573	8,987
Production equipment	42,141	–
Electronics hardware and software	11,845	6,960
	261,064	71,472
Less: accumulated depreciation	(36,652)	(16,407)
	$224,432	$55,065

Depreciation expense related to these assets for the nine months ended December 31, 2019 and 2018 amounted to $20,245 and $9,990, respectively.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 4 - RELATED PARTY

B2 Management, LLC (“B2 Management”) has as its sole member the Chief Executive Officer and Chairman of B2Digital. During the nine months ended December 31, 2019, B2 Management received $192,245 in advances. On September 27, 2019, the Company and B2 Management Group LLC (“B2MG”) entered into an agreement whereby B2MG agreed to return 7,500,000 shares of the Company’s common stock in exchange for the cancellation of $75,000 owed by B2MG to the Company. The Company recorded a loss on debt forgiveness in the amount of $27,000 related to this transaction. On December 22, 2019, the Company and B2MG entered into an agreement whereby B2MG agreed to return 21,954,800 shares of the Company’s common stock in exchange for the cancellation of $164,660 owed by B2MG to the Company. At the date of the agreement the shares were valued at $0.005 per share or $109,773. As a result, the Company recorded a loss on settlement of debt in the amount of $54,668. As of December 31, 2019 and March 31, 2019, the Company has an uncollateralized, non-interest-bearing note receivable of $0 and $65,416, respectively, from B2 Management that is due upon demand.

NOTE 5 – BUSINESS ACQUISITIONS

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

Consideration

Cash	$20,000
6,000,000 shares of common stock issued to the sellers valued using an observable market price	38,400
Total consideration	$58,400

Fair value of net identifiable assets (liabilities) acquired

Goodwill resulting from transaction	$58,400

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

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Consideration
Cash	$20,000
8,000,000 shares of common stock issued to the sellers valued using an observable market price	51,200
Total consideration	$71,200

Fair values of identifiable net assets:
Cages	$54,000
Event asset (barriers)	6,000
Truck/trailer	3,000
Venture lighting system	25,000
Total identifiable net assets	88,000

Fair value of liabilities assumed:
Credit card liability	25,028

Fair value of net identifiable assets (liabilities) acquired	62,972

Goodwill resulting from transaction	$8,228

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

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Consideration
Cash	$20,000
9,000,000 shares of common stock issued to the sellers valued using an observable market price	57,600
Total consideration	$77,600

Fair values of identifiable net assets:
Cages	$22,000
Event asset (tables)	1,000
Total fair value of identifiable net assets	23,000

Goodwill resulting from transaction	$54,600

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

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6 - NOTES PAYABLE

The following is a summary of notes payable as of December 31, 2019 and March 31, 2019:

	As of	As of
	December 31, 2019	March 31, 2019
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	$14,000	$14,000
Notes payable – in default:
Good Hunting $15,000, 7.5% loan with principal and interest due March 31, 2019	7,000	15,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	60,000	60,000
Total	$81,000	$89,000

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

NOTE 7 – CONVERTIBLE NOTE PAYABLE

October 4, 2019 Note – GS Capital Partners, LLC

On October 4, 2019, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, an accredited investor (“GS Capital”), pursuant to which the Company issued to GS Capital a Convertible Promissory Note (“Note 1”) in the aggregate principal amount of $82,000. The Company received net proceeds of $75,000 after a $7,000 original note discount. Note 1 has a maturity date of October 4, 2020 and the Company has agreed to pay interest on the unpaid principal balance of Note 1 at the rate of eight percent (8%) per annum from the date on which Note 1 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay Note 1, provided it makes a payment to GS Capital as set forth in Note 1.

The outstanding principal amount of Note 1 is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of Note 1. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Accounting Considerations

The Company has accounted for Note 1 as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. The contracts do not permit the Company to settle in registered shares and the contracts also contain make-whole provisions both of which preclude equity classification. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$17,425
Convertible notes payable	57,575
Net proceeds	$75,000

The net proceeds of $75,000 were allocated to the compound embedded derivative. Note 1 will be amortized up to its face value of $75,000 over the life of Note 1 based on an effective interest rate. Amortization expense for the period amounted to $5,322. As of December 31, 2019, the unamortized discount remaining was $12,103. The carrying value of Note 1 as of December 31, 2019 amounted to $62,897.

October 31, 2019 Note – GS Capital Partners, LLC

On October 31, 2019, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note (“Note 2”) in the aggregate principal amount of $208,000. The Company received net proceeds of $202,000 after a $6,000 original note discount. Note 2 has a maturity date of December 15, 2020 and the Company has agreed to pay interest on the unpaid principal balance of Note 2 at the rate of eight percent (8%) per annum from the date on which Note 2 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay Note 2, provided it makes a payment to GS Capital as set forth in Note 2.

The outstanding principal amount of Note 2 is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of Note 2. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Accounting Considerations

The Company has accounted for Note 2 as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. The contracts do not permit the Company to settle in registered shares and the contracts also contain make-whole provisions both of which preclude equity classification. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$2,703
Convertible notes payable	199,297
Net proceeds	$202,000

The net proceeds of $202,000 were allocated to the compound embedded derivative. Note 2 will be amortized up to its face value of $208,000 over the life of Note 2 based on an effective interest rate. Amortization expense for the period amounted to $1,032. As of December 31, 2019, the unamortized discount remaining was $1,671. The carrying value of Note 2 as of December 31, 2019 amounted to $200,329.

December 5, 2019 Note – GS Capital Partners, LLC

On December 5, 2019, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note (“Note 3”) in the aggregate principal amount of $62,000. The Company received net proceeds of $60,000 after a $2,000 original note discount. Note 3 has a maturity date of December 5, 2020 and the Company has agreed to pay interest on the unpaid principal balance of Note 3 at the rate of eight percent (8%) per annum from the date on which Note 3 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay Note 3, provided it makes a payment to GS Capital as set forth in Note 3.

The outstanding principal amount of Note 3 is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of Note 3. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Accounting Considerations

The Company has accounted for Note 3 as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. The contracts do not permit the Company to settle in registered shares and the contracts also contain make-whole provisions both of which preclude equity classification. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$775
Convertible notes payable	59,225
Net proceeds	$60,000

The net proceeds of $60,000 were allocated to the compound embedded derivative. Note 3 will be amortized up to its face value of $62,000 over the life of Note 3 based on an effective interest rate. Amortization expense for the period amounted to $209. As of December 31, 2019, the unamortized discount remaining was $566. The carrying value of Note 3 as of December 31, 2019 amounted to $59,434.

December 31, 2019 Note – GS Capital Partners, LLC

On December 31, 2019, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note (“Note 4”) in the aggregate principal amount of $62,000. The Company received net proceeds of $60,000 after a $2,000 original note discount. Note 4 has a maturity date of December 5, 2020 and the Company has agreed to pay interest on the unpaid principal balance of Note 4 at the rate of eight percent (8%) per annum from the date on which Note 4 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay Note 4, provided it makes a payment to GS Capital as set forth in Note 4.

The outstanding principal amount of Note 4 is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of Note 4. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Accounting Considerations

The Company has accounted for Note 4 as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The contracts do not permit the Company to settle in registered shares and the contracts also contain make-whole provisions both of which preclude equity classification. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$763
Convertible notes payable	59,237
Net proceeds	$60,000

The net proceeds of $60,000 were allocated to the compound embedded derivative. Note 4 will be amortized up to its face value of $62,000 over the life of Note 4 based on an effective interest rate. Amortization expense for the period amounted to $208. As of December 31, 2019, the unamortized discount remaining was $555. The carrying value of Note 4 as of December 31, 2019 amounted to $59,445.

NOTE 8 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2019:

	December 31, 2019
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	41,774,258	$(4,305)
Total	41,774,258	$(4,305)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended December 31, 2019:

The financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives	$17,360
Total gain (loss)	$17,360

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company’s Convertible Promissory Notes issued on October 4, 2019, October 31, 2019, December 5, 2019, and December 31, 2019, respectively, gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

Inception
Quoted market price on valuation date	$0.0005 - $0.0055
Contractual conversion rate	$0.01
Contractual term to maturity	1.00 Years – 1.13 Years
Market volatility:
Equivalent Volatility	147.06% - 221.73%
Interest rate	8.0%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended December 31, 2019.

December 31, 2019
Balance at April 1, 2019	$–
Issuances:
Compound embedded derivatives	21,665
Gain on changes in fair value inputs and assumptions reflected in income	(17,360)
Balance at December 31, 2019	$4,305

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 9 - EQUITY

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

Common Stock

2018 Common Stock Issuances

On April 19, 2018, the Company issued 3,478,000 shares of common stock in exchange for the conversion of a Note in the amount of $38,020.

On April 25, 2018, the Company issued 35,000,000 shares of common stock in exchange for services valued at $350 or $0.00001 per share.

On April 25, 2018, the Company sold 30,000,000 shares of common stock for $300 or $0.00001 per share.

On September 10, 2018, the Company issued 9,000,000 shares of common stock in exchange for services valued at $90 or $0.00001 per share.

On December 10, 2018, the Company sold 6,250,000 shares of common stock for $50,000 or $0.008 per share.

2019 Common Stock Issuances

On April 23, 2019, the Company issued 4,000,000 shares of common stock in exchange for services valued at $25,600 or $0.0064 per share.

On May 14, 2019, the Company sold 1,562,500 shares of common stock for $10,000 or $0.0064 per share.

On May 25, 2019, the Company sold 11,718,750 shares of common stock for $75,000 or $0.0064 per share.

On June 1, 2019, the Company issued 67,000,000 shares of common stock in exchange for services valued at $428,800 or $0.0064 per share.

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On June 1, 2019, the Company issued 6,000,000 shares of common stock in exchange for the acquisition of UCL MMA LLC valued at $38,400 or $0.0064 per share.

On July 3, 2019, the Company issued 6,000,000 shares of common stock in exchange for services valued at $38,400 or $0.0064 per share.

On July 8, 2019, the Company entered into a Subscription Agreement with a holder for the sale of 14,062,500 shares of common stock at $0.0064 per share, or $90,000.

On July 15, 2019, the Company issued 30,500,000 shares of common stock in exchange for services valued at $195,200 or $0.0064 per share.

On July 15, 2019, the Company issued 8,000,000 shares of common stock in exchange for the acquisition of Pinnacle Combat LLC valued at $51,200 or $0.0064 per share.

On August 30, 2019, the Company sold 15,625,000 shares of common stock for $100,000 or $0.0064 per share.

On September 7, 2019, the Company sold 7,812,500 shares of common stock for $50,000 or $0.0064 per share.

On September 19, 2019, the Company sold 11,718,750 shares of common stock for $75,000 or $0.0064 per share.

On September 27, 2019, the Company canceled 7,500,000 shares of the outstanding stock, valued at $48,000 in exchange for the cancellation of $75,000 in Notes Receivable.

On November 27, 2019, the Company issued 9,000,000 shares of common stock valued at $57,600 or $0.0064 per share in exchange for the acquisition of Strike Hard Productions LLC.

On December 3, 2019, the Company purchased 14,062,500 shares of stock back from GS Capital in exchange for the payment of $101,250 in cash.

On December 22, 2019, B2MG returned 21,954,800 shares of the Company’s common stock, valued at $109,773 in exchange for the cancellation of $164,441 owed by B2MG to the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

B2DIGITAL, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Each of the acquisition agreements contain a Management Services Agreement (“MSA”) whereby the Company agrees to pay a management fee based on certain performance targets. The MSA agreements expire 10 years from the acquisition agreement dates.

NOTE 11 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2019 the Company had a net loss of $1,179,481, had net cash used in operating activities of $347,368, and had negative working capital of $482,515. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 - SUBSEQUENT EVENTS

Business Acquisition

On January 6, 2020, the Company completed an acquisition of 100% of the equity interest in One More Gym LLC (“1MG”), a gym. The purchase price was $30,000 in cash and 6,000,000 shares of Restricted Common Stock (valued at $31,800 or $0.0053 per share), 6,000,000 shares to be issued to BHC Management LLC, the seller of the equity interest in the acquisition. The initial accounting for this acquisition is not completed.

Convertible Promissory Note

On January 27, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $184,000. The Company received net proceeds of $178,500 after a $5,500 original note discount. The note has a maturity date of December 5, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

Share Repurchase Agreement

On January 28, 2020, the Company purchased 11,718,750 shares of stock back from GS Capital in exchange for the payment of $87,891 in cash.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of December 31, 2019, goodwill was not deemed to be impaired. The initial accounting for the business combinations is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The majority of revenues are received from ticket and beverage sales before and during the live events. Sponsorship revenue is also recognized when the live event takes place. Any revenue received for events that have yet to take place are recorded in deferred revenue.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2019, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

As of March 31, 2019, the Company had not filed tax returns for the tax years ending March 31, 2008 through 2019 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, we recognize an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2019, there were no options outstanding.

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

Business of the Company

The Company has eight wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, Blue Grass MMA LLC which is a marketing company, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym, and B2 Productions LLC.

Results of Operations

The following information represents our results of operations for three months ended December 31, 2019 compared to December 31, 2018.

Revenue

We had revenues of $169,363 for the three months ended December 31, 2019 versus revenues of $66,413 for the three months ended December 31, 2018. The increase of $102,950 is due to increased live events from new business acquisitions.

Live Event Expenses

We incurred live event expenses of $126,737 for the three months ended December 31, 2019 versus live event expenses of $111,835 for the three months ended December 31, 2018. The increase of $14,902 is due to increased live events from new business acquisitions.

Live Event income (loss) - net

We had live event income of $42,626 for the three months ended December 31, 2019 versus live event loss of $45,422 for the three months ended December 31, 2018. The increase of $88,048 is due to increased live events from new business acquisitions.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $256,889 for the three months ended December 31, 2019 versus general and administrative expenses of $(1,326) for the three months ended December 31, 2018. The increase of $258,215 was primarily due to increased operations associated with new business acquisitions.

Depreciation Expense

We incurred depreciation expense of $10,192 for the three months ended December 31, 2019 versus depreciation expense of $5,676 for the three months ended December 31, 2018. The increase of $4,516 was due to the purchase of assets related to a business acquisition.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense, loss on forgiveness of notes receivable, and a loss on modification of debt. We incurred interest expense of $12,572 for the three months ended December 31, 2019 versus interest expenses of $1,124 for the three months ended December 31, 2018. We recorded a loss on forgiveness of notes receivable in the amount of $54,887 and derivative income in the amount of $17,360 for the three months ended December 31, 2019.

Net Losses

We incurred a net loss of $274,554 for the three months ended December 31, 2019 versus a net loss of $50,896 for the three months ended December 31, 2018. The increase of $223,658 was primarily due to increased operations from acquisitions.

Results of Operations

The following information represents our results of operations for nine months ended December 31, 2019 compared to December 31, 2018.

Nine Months Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018

Revenue

We had revenues of $351,274 for the nine months ended December 31, 2019 versus revenues of $239,008 for the nine months ended December 31, 2018. The increase of $112,266 is due to increased live events from new business acquisitions.

Live Event Expenses

We incurred live event expenses of $262,277 for the nine months ended December 31, 2019 versus live event expenses of $254,811 for the nine months ended December 31, 2018. The increase of $7,466 is due to changes in cost of different cities of fight venues.

Live Event income (loss) - net

We had live event income of $88,997 for the nine months ended December 31, 2019 versus a live event loss of $15,803 for the nine months ended December 31, 2018. The increase of $104,800 is due to increased live events from new business acquisitions.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $1,116,699 for the nine months ended December 31, 2019 versus general and administrative expenses of $73,499 for the nine months ended December 31, 2018. The increase of $1,043,200 was primarily due stock compensation expense in the amount of $688,000 for the nine months ended December 31, 2019 for common stock issued for services.

Depreciation Expense

We incurred depreciation expense of $20,245 for the nine months ended December 31, 2019 versus depreciation expense of $9,990 for the nine months ended December 31, 2018. The increase of $10,255 was due to the purchase of assets during the nine months ended December 31, 2019 related to a business acquisition.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense, loss on forgiveness of notes receivable, and a loss on modification of debt. We incurred interest expense of $16,251 for the nine months ended December 31, 2019 versus interest expenses of $3,231 for the nine months ended December 31, 2018. We recorded a loss on forgiveness of notes receivable in the amount of $81,887, a loss on the modification of debt in the amount of $50,756, and derivative income in the amount of $17,360 for the nine months ended December 31, 2019.

Net Losses

We incurred a net loss of $1,179,481 for the nine months ended December 31, 2019 versus a net loss of $102,523 for the nine months ended December 31, 2018. The increase of $1,076,958 was primarily due to increased operations from acquisitions and stock-based compensation expense.

Current Liquidity and Capital Resources for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018

	2019	2018
Summary of Cash Flows:
Net cash used by operating activities	$(347,368)	$(77,535)
Net cash used by investing activities	(307,856)	(2,695)
Net cash provided by financing activities	702,662	70,306
Net increase (decrease) in cash and cash equivalents	47,438	(9,924)
Beginning cash and cash equivalents	27,579	16,468
Ending cash and cash equivalents	$75,017	$6,544

Operating Activities

Cash used in operations of $347,368 during the nine months ended December 31, 2019 was primarily a result of our $1,179,481 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $77,535 during the nine months ended December 31, 2018 was primarily a result of our $102,523 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2019 of $307,856 resulted from the from the business acquisitions in the amount of $55,000, payments to related parties in the amount of $174,244 and capital expenditures in the amount of $78,612. Net cash used in investing activities for the nine months ended December 31, 2018 of $2,695 resulted from capital expenditures.

Financing Activities

Net cash provided by financing activities was $702,662 for nine months ended December 31, 2019, which consisted of $397,000 from proceeds from the issuance of convertible notes payable, $14,912 in proceeds from notes payable, $8,000 payment on notes payable, $101,250 for the purchase of treasury stock and $400,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $70,306 for nine months ended December 31, 2018, which consisted of $89,171 in proceeds from the issuance of common stock and $18,865 in payments on notes payable.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2019 we had a net loss of $1,179,481, had net cash used in operating activities of $347,368, and had negative working capital of $482,515. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Sold for Acquisitions

On November 27, 2019, we issued 9,000,000 shares of Common Stock in exchange for the acquisition of Strike Hard Productions LLC.

These sales were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On December 2, 2019, our Board of Directors approved the Company entering into a Repurchase of Shares Agreement dated November 22, 2019 with GS Capital Partners LLC (“GS”) pursuant to which we agreed to repurchase 14,062,500 shares of our Common Stock previously purchased by GS (the “Shares”). The Shares were repurchased by us at a purchase price of $0.0072 per Share for an aggregate purchase price of $101,250.

On December 22, 2019, B2MG returned 21,954,800 shares of our Common Stock, valued at $0.0075 per share ($164,441) in exchange for the cancellation of $164,441 owed by B2MG to us.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: February 14, 2020	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

