Form 10-K
period 2020-03-31
B2Digital, Inc.
filed 2020-08-19
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

☐. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-11882

B2DIGITAL, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	84-0916299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4522 West Village Drive, Suite 215, Tampa, FL	33624
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (813) 961-3051

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐.
Non-accelerated filer	☐ .	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $2,312,596.

As of August 19, 2020, there were 577,965,438 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

Some of the statements under “Summary,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in this Annual Report on Form 10-K (the “10-K”) constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Offering Circular, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to finance our businesses;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

Although the forward-looking statements in this 10-K are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to re-issue this 10-K or otherwise make public statements updating our forward-looking statements.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to B2Digital, Incorporated, a Delaware corporation, and as applicable to its wholly owned subsidiaries: Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym, and B2 Productions LLC.

In filing the Annual Report on Form 10-K (the “Annual Report”) at this time, we are relying upon the orders (the “Orders”) issued by the Securities and Exchange Commission (the “SEC”) on March 4, 2020 and March 25, 2020 pursuant to Section 36 (Release Nos. 34-88318 and 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed, and the Current Report on Form 8-K we filed on June 1, 2020, pursuant to which we reported that we may be unable to file this 10-K on a timely basis because of the impact of COVID-19, which had and would adversely impact the ability of the individuals preparing the 10-K to complete such task on a timely basis. We were unable to file this 10-K on the original due date because (i) of the impact of COVID-19 for the reasons disclosed in the Current Report on Form 8-K filed on June 1, 2020 and (ii) management's devoting significant time and attention to assessing and responding to the impact of COVID-19.

PART I

Item 1. Business

Summary

B2Digital, Incorporated was incorporated as a Delaware corporation on June 3, 2004. Historically, the Company had been a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. In the past the Company had provided the video services to over 50,000 hotel rooms in the lodging industry. Pay-Per View (“PPV”) lost a great deal of market share due to the increased internet use by hotel guests. With this loss, the Company’s Board of Directors agreed to dissolve Hotel Movie Network on March 11, 2010.

In February 2017, the Company’s Board of Directors approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on its history in television, video and technology, the Company is now forging ahead and becoming a full-service live event sports company.

Since the restructuring, the Company has been led by a management team headed by the Company’s Chairman and CEO, Greg P. Bell. The management team has over 30 years of global experience developing more than 20 companies in the sports, television, entertainment, digital distribution, and banking transaction industries. As part of its growth strategy, the Company intends to continue to develop and acquire assets meeting its business model with the goal of becoming a premier vertically-integrated live event sports company.

With extensive background in entertainment, television, video and technology, the Company is now forging ahead and becoming a full-service live event sports company. The current Chairman and CEO of the Company is Greg P. Bell. Capitalizing on the combination of his expertise, relationships and experience as well as his involvement with more than 40,000 live events over his career for major sports leagues and entertainment venues, the Company is in the process of developing and acquiring companies to become a premier vertically-integrated live event sports company. To accomplish this, the Company’s first strategy is to build an integrated live event minor league for the Mixed Martial Arts (“MMA”) marketplace, which is a billion-dollar industry.

The Company is creating and developing minor league champions that will move on to the MMA major leagues from the B2 Fighting Series (the “B2FS”). In 2017, the Company started operating live MMA Events by acquiring additional existing MMA promotions. These acquisitions which facilitate the best fighters being invited annually to the yearly B2FS National Championship Live Event. The Company owns all media rights, merchandising rights, digital distribution networks of the B2FS. The Company is developing the systems and technologies for event management, digital ticketing sales, digital video distribution, digital marketing, PPV, fighter management, merchandise sales, brand management and financial control systems.

The Company’s fiscal year runs from April 1 – March 31 of each year.

The Company’s wholly-owned subsidiaries are as follows:

Colosseum Combat LLC

www.colosseumcombat.com

MMA Company that puts on LIVE MMA Fights

Indian, Michigan

CEO: Mark Slater

Hardrock Promotions LLC

www.hrmma.com

MMA Company that puts on LIVE MMA Fights

Kentucky, Ohio, Tennessee, West Virginia

CEO: Vanessa Higdon

Pinnacle Combat LLC

www.pinnaclecombat.com

MMA Company that puts on LIVE MMA Fights

Iowa

CEO: Harry Maglaris

UCL MMA LLC

www.uclmma.com

MMA Company that puts on LIVE MMA Fights

Illinois, Indiana

CEO: Mike Davis

StrikeHard Productions LLC

www.strikehardproductions.com

MMA Company that puts on LIVE MMA Fights

CEO: Jamie Sullivan

ONE More Gym LLC

https://www.onemoregymkokomo.com

Official B2 Training facility

CEO: Brian Cox

B2 Productions LLC

CEO: Gene Gregory

Production Company who produces B2 LIVE Events and Photographs and Broadcasts the events via

PPV, FTV, Social Media

Expansion by Acquisition

The Company’s operational plan is to acquire existing operating fight groups that are properly licensed and operating in up to 10 additional states or to expand one of its existing brands into those target states if the Company cannot find or identify an existing compatible fight group to its business model in the target states.

Through its wholly-owned subsidiaries, the Company is currently licensed in and has planned fights to occur in the following states (contingent upon COVID-19 restrictions):

1.	Kentucky
2.	Ohio
3.	Indiana
4.	Illinois
5.	Iowa
6.	West Virginia
7.	Tennessee
8.	Michigan
9.	Alabama
10.	Mississippi

The Company has targeted the following states for expansion:

1.	Kansas
2.	Nebraska
3.	South Dakota

Fight group businesses of this type typically does not have a large amount of hard dollar assets. Most acquired groups own a cage, a truck to transport the cage, materials that are used in the live event shows such as pipe and drape and signage, and retail POS machines to sell merchandise and tickets at the event.

Seasonality

We do not expect material seasonality in our business.

Facilities

The Company occupies offices at 4522 West Village Drive Suite 215. Tampa, Florida 33624. The Company does not currently own or lease any properties or facilities. The Company leases the Fitness Facility through ONE More Gym LLC in Kokomo, Indiana. The Company expects to lease new office space in the future to the extent consistent with its business model.

Intellectual Property

The Company has a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. The Company’s employee agreements also require relevant employees to assign to it all rights to any inventions made or conceived during their employment with the Company. In addition, the Company has a policy of requiring individuals and entities with which it discusses potential business relationships to sign non-disclosure agreements. The Company’s agreements with clients include confidentiality and non-disclosure provisions.

Legal Proceedings

The Company may from time to time be involved in various claims and legal proceedings of a nature it believes are normal and incidental to its business. These matters may include product liability, intellectual property, employment, personal injury cause by the Company’s employees, and other general claims. The Company is not presently a party to any legal proceedings that, in the opinion of its management, are likely to have a material adverse effect on its business. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Employees

As of August 19, 2020, we had two employees, including officers and directors. The Company believes that it will be successful in attracting experienced and capable personnel. The Company’s sole employee has entered into agreements with it requiring him not to compete or disclose the Company’s proprietary information. The Company’s sole employee is not represented by any labor union. The Company believes that relations with its sole employee are excellent. Usually the number of total employees and number of full-time employees will vary.

Item 1A. Risk Factors

The following is only a brief summary of the risks involved in investing in our Company. Investment in our securities involves risks. You should carefully consider the following risk factors in addition to other information contained in this 10-K. The occurrence of any of the following risks might cause you to lose all or part of your investment. Some statements in this 10-K, including statements in the following Risk Factors, constitute “Forward-Looking Statements.”

Risks Related to Our Business

A pandemic, epidemic or outbreak of an infectious disease in the markets in which the Company operates or that otherwise impacts its facilities and customers could adversely impact the Company’s business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect the Company’s markets or facilities, or its customers, the Company’s business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on the Company’s ability to travel and hold live events. If such an infectious disease broke out at the Company’s office, facilities or work sites, its operations may be affected significantly, its productivity may be affected, and the Company may incur increased costs. If the persons and entities with which the Company contracts are affected by an outbreak of infectious disease, its live events may be delayed or cancelled, and the Company may incur increased costs. If the Company’s subcontractors with whom it works were affected by an outbreak of infectious disease, the Company’s labor supply may be affected and it may incur increased labor costs. In addition, the Company may experience difficulties with certain suppliers or with vendors in its supply chains, and its business could be affected if the Company becomes unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, an infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which the Company operates, increase costs associated with its business, affect job growth and consumer confidence, or cause economic changes that the Company cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to the Company’s markets or its facilities is difficult to predict and could adversely impact the Company’s business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. the Company has been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, the Company cannot predict the overall impact of such restrictions on it, its customers, its subcontractors, and others with whom the Company works or the overall economic environment. As such, the impact these restrictions may have on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

The Company may fail to consummate its planned acquisitions, which could have a material adverse impact on its earnings and results of operations.

The Company may fail to consummate acquisitions, as planned. Because acquisitions are subject to a variety of factors, including the Company's ongoing due diligence and the satisfaction of customary closing conditions, many of which are outside of the Company's control.

If the Company is unable to complete the planned acquisitions, it may experience delays in locating and securing attractive alternative investments. The Company's failure to find suitable acquisitions on acceptable terms could result in returns that are substantially below expectations or result in losses.

Furthermore, acquisitions, whether or not they are successful, require substantial time and attention from management of the Company. The Company may have incurred significant legal, accounting and other transaction costs in connection with a transaction without realizing a corresponding increase in its earnings and cash flow from the acquisition. As a result, the Company's failure to consummate an acquisition could have a material adverse impact on the Company's results of operations and earnings.

The success of the Company’s business is subject to the continued success and popularity of Mixed Martial Arts ("MMA").

MMA is currently a popular sport in the U.S., but the Company’s business is affected by consumer tastes and sports and entertainment trends, which are unpredictable and subject to change. Any decline in the popularity of MMA, changes in the Company’s fans' and customers' tastes or a material change in the perceptions of the MMA industry, whether due to internal or external factors, could adversely affect the Company’s operating results and have a material adverse effect on its business.

The Company may not be able to attract and retain key professional MMA fighters.

The Company’s business is dependent upon identifying, recruiting, and retaining highly regarded professional MMA fighters for its promotions. Fans and sponsors are attracted to events featuring top fighters, and the value placed on a promotion's television and other media rights is dependent to a great extent on the quality of the promotion's fighter roster. The Company may not be able to attract and retain key professional MMA fighters due to competition with other regional promoters for the same fighters. Failing to put on events featuring top professional fighters could adversely affect our operating results and have a material adverse effect on the Company’s business.

The Company may not be able to attract sufficient promotional and advertising sponsorships or maintain such arrangements.

The Company’s business strategy involves developing sponsorship arrangements, or expanding existing sponsorship arrangements, in support of its network of live MMA events. The Company will compete with larger, more established sports and entertainment organizations and media outlets for sponsorship and advertising revenue. Many factors, including the popularity and perception of MMA and the perceived quality of our promotions, will significantly affect the Company’s ability to secure and maintain important advertising and promotional arrangements. If the Company is unable to generate sponsorship and promotional revenue and increase that revenue over time, its operating results and business will be adversely affected.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions will likely result in issuances of equity securities, which may be dilutive to the equity interests of existing stockholders; the incurrence of debt, which will require the Company to maintain cash flows sufficient to service the debt; the assumption of known and unknown liabilities; and the amortization of expenses related to intangible assets, all of which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company may need additional capital to support its operations or the growth of its business, and the Company cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for the Company to grow and successfully execute its business plan, the Company may require additional financing which may not be available or on acceptable terms. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing may have a material adverse effect on the Company’s financial position. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support the operation or growth of its business could be significantly impaired and its operating results may be harmed.

The Company may be prohibited from promoting and conducting its live events if it does not comply with applicable regulations.

In various states in the U.S. and in some foreign jurisdictions, athletic commissions and other applicable regulatory agencies will require the Company to obtain licenses for promoters, medical clearances and/or other permits or licenses for athletes and/or permits for events in order for it to promote and conduct its live events. If the Company fails to comply with the regulations of a particular jurisdiction, it may be prohibited from promoting and conducting live events in that jurisdiction. The inability to present live events over an extended period of time or in a number of jurisdictions could lead to a decline in the revenue streams generated from the Company’s live events, in which case its operating results would be adversely affected.

The Company could incur substantial liability in the event of accidents or injuries occurring during its events.

The Company intends to hold numerous live MMA events each year. Each live event will expose the Company’s employees who are involved in the production of those events to the risk of travel and match-related accidents, the costs of which may not be fully covered by insurance. The physical nature of the Company’s events will expose its professional MMA fighters to the risk of serious injury or death. Although the Company’s fighters, as independent contractors, are responsible for maintaining their own health, disability and life insurance, the Company insures medical costs for injuries that a fighter may suffer at its events. Any liability the Company incurs as a result of the death of or a serious injury sustained by one of its fighters while fighting in a match at its events, to the extent not covered by the Company’s insurance, could adversely affect its business, financial condition and operating results.

The Company’s live events will entail other risks inherent in public live events, including air and land travel interruption or accidents, the spread of illness, pandemics, injuries resulting from building problems, equipment malfunction, terrorism or other violence, local labor strikes and other "force majeure" type events. These circumstances could result in personal injuries or deaths, canceled events and other disruptions to the Company’s business for which it does not carry business interruption insurance, or result in liability to third parties for which the Company may not have insurance. The occurrence of any of these circumstances could adversely affect the Company’s business, financial condition and results of operations.

The Company may be unable to establish, protect or enforce our intellectual property rights adequately.

The Company’s success will depend in part on its ability to establish, protect and enforce its intellectual property and other proprietary rights. The Company’s inability to protect its portfolio of copyrighted material, trade names and other intellectual property rights from infringement, piracy, counterfeiting or other unauthorized use could negatively affect its business. If the Company fails to establish, protect or enforce our intellectual property rights, it may lose an important advantage in the markets in which it competes. The Company’s intellectual property rights may not be sufficient to help it maintain its position in the markets and its competitive advantages. Monitoring unauthorized uses of and enforcing the Company’s intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful and may require a substantial amount of resources and divert the attention of management.

The Company relies on its marketing efforts and channels to promote its brand and events. These efforts may require significant expense and may not be successful.

The Company will employ various marketing tactics and use a variety of marketing channels to promote its brand, including sponsorships, advertisement, email and social media marketing. If the Company loses access to one or more of these channels for any reason, it will not be able to promote its brand or events effectively, which could limit the Company’s ability to grow. Further, if the marketing activities fail to generate traffic to the Company’s events, attract new fans or lead to new and renewal sales for its events, its business and operating results could be affected. There is no assurance in the results of the Company’s continuing marketing efforts. If customer acquisition cost increases, the operating results could also be affected.

Risks Relating to Our Financial Condition

There are doubts about the Company’s ability to continue as a going concern.

The Company is a development stage enterprise and has commenced planned principal operations. The Company had minimal revenues and has incurred losses of $1,337,347 for the fiscal year ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Please see Financial Statements – Note 3. Going Concern for further information.

The Company’s management has a limited experience operating a public company and is subject to the risks commonly encountered by early-stage companies.

Although the Company’s management has experience in operating small companies, its management has not had to manage expansion while being a public company. Many investors may treat the Company as an early-stage company. In addition, the Company’s management has not overseen a company with large growth. Because the Company has a limited operating history, its operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

•	risks that the Company may not have sufficient capital to achieve its growth strategy;

•	risks that the Company may not develop its product and service offerings in a manner that enables it to be profitable and meet our customers’ requirements;

•	risks that the Company’s growth strategy may not be successful; and

•	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. The Company’s future growth will depend substantially on its ability to address these and the other risks described in this section. If the Company does not successfully address these risks, its business could be significantly harmed.

The Company has limited operational history in an emerging industry, making it difficult to accurately predict and forecast business operations.

As the Company has limited operations in its business and has yet to generate significant revenue, it is extremely difficult to make accurate predictions and forecasts on its finances. This is compounded by the fact that the Company operates in a rapidly transforming industry. There is no guarantee that the Company’s products or services will remain attractive to potential and current users as these industries undergo rapid change, or that potential customers will utilize the Company’s services.

As a growing company, the Company has yet to achieve a profit and may not achieve a profit in the near future, if at all.

The Company has not yet produced a net profit and may not in the near future, if at all. While the Company expects revenue to grow, it has not achieved profitability and cannot be certain that it will be able to sustain its current growth rate or realize sufficient revenue to achieve profitability. The Company’s ability to continue as a going concern may be dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below revenue levels in order to achieve positive cash flows, none of which can be assured.

The Company will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

The Company intends to continue to make investments to support its business growth and may require additional funds to respond to business challenges, including the need to update hardware, improve its operating infrastructure or acquire complementary businesses and technologies. Accordingly, the Company will need to engage in continued equity or debt financings to secure additional funds. If the Company raises additional funds through future issuances of equity or convertible debt securities, its existing stockholders could suffer significant dilution, and any new equity securities the Company issues could have rights, preferences and privileges superior to those of its common stock. Any debt financing the Company secures in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. The Company may not be able to obtain additional financing on terms favorable to it, if at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when we required, its ability to continue to support its business growth and to respond to business challenges could be impaired, and the Company’s business may be harmed.

The Company is highly dependent on the services of its key executive, the loss of whom could materially harm the Company’s business and its strategic direction. If the Company loses key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in its compensation costs, the Company’s business may materially suffer.

The Company is highly dependent on its management, specifically Greg P. Bell. The Company has an employment agreement in place with Mr. Bell. If the Company loses key employees, its business may suffer. Furthermore, the Company’s future success will also depend, in part, on the continued service of its management personnel and its ability to identify, hire, and retain additional key personnel. The Company does not carry “key-man” life insurance on the lives of any of its executives, employees or advisors. The Company experiences intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of its business. Because of this competition, the Company’s compensation costs may increase significantly.

The Company may be unable to manage growth, which may impact its potential profitability.

Successful implementation of the Company’s business strategy requires it to manage its growth. Growth could place an increasing strain on the Company’s management and financial resources. To manage growth effectively, the Company will need to:

•	Establish definitive business strategies, goals and objectives;

•	Maintain a system of management controls; and

•	Attract and retain qualified personnel, as well as develop, train, and manage management-level and other employees.

If the Company fails to manage its growth effectively, its business, financial condition, or operating results could be materially harmed, and the Company’s stock price may decline.

The Company operates in a highly competitive environment, and if it is unable to compete with its competitors, its business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The Company operates in a highly competitive environment. The Company’s competition includes all other companies that are in the business of entertainment events or other related companies. A highly competitive environment could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and prospects.

The Company may not be able to compete successfully with other established companies offering the same or similar services and, as a result, the Company may not achieve its projected revenue and user targets.

If the Company is unable to compete successfully with other businesses in its existing markets, it may not achieve its projected revenue and/or customer targets. The Company competes with both start-up and established companies. Compared to the Company’s business, some of its competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established.

The Company’s lack of adequate D&O insurance may also make it difficult for it to retain and attract talented and skilled directors and officers.

In the future the Company may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, the Company has not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts the Company would pay to indemnify its officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on the Company’s financial condition, results of operations and liquidity. Furthermore, the Company’s lack of adequate D&O insurance may make it difficult for it to retain and attract talented and skilled directors and officers, which could adversely affect its business.

The Company expects to incur substantial expenses to meet its reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in the Company’s financial reporting and could harm its ability to manage its expenses.

The Company estimates that it will cost approximately $117,000 annually to maintain the proper management and financial controls for the Company’s filings required as a public reporting company. In addition, if the Company does not maintain adequate financial and management personnel, processes and controls, it may not be able to accurately report its financial performance on a timely basis, which could cause a decline in the Company’s stock price and adversely affect our ability to raise capital.

Risks Relating to the Company’s Common Stock

The price of the Company’s common stock may continue to be volatile.

The trading price of the Company’s common stock has been and is likely to remain highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere, these factors include: the ongoing COVID-19 pandemic, the operating performance of similar companies; the overall performance of the equity markets; the announcements by the Company or its competitors of acquisitions, business plans, or commercial relationships; threatened or actual litigation; changes in laws or regulations relating to the Company’s business; any major change in the Company’s board of directors or management; publication of research reports or news stories about the Company, its competitors, or its industry or positive or negative recommendations or withdrawal of research coverage by securities analysts; large volumes of sales of our shares of common stock by existing stockholders; and general political and economic conditions.

In addition, the stock market in general, and the market for developmental related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies’ securities. This litigation, if instituted against the Company, could result in very substantial costs; divert management’s attention and resources; and harm the Company’s business, operating results, and financial condition.

The Company’s common stock is thinly traded, so the Company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

The Company’s common stock has historically been sporadically traded on the OTC Markets, meaning that the number of persons interested in purchasing the Company’s shares at, or near ask prices at any given time, may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as the Company or purchase or recommend the purchase of its shares until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give shareholders any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for the Company’s common stock is particularly volatile given its status as a relatively unknown company with a small and thinly traded public float, limited operating history, and lack of revenue, which could lead to wide fluctuations in the Company’s share price. The price at which a shareholder purchases the Company’s shares may not be indicative of the price that will prevail in the trading market. The Company’s shareholders may be unable to sell their common shares at or above the purchase price, which may result in substantial losses to the Company’s shareholders.

The market for the Company’s shares of common stock is characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in the Company’s share price is attributable to a number of factors. First, as noted above, the Company’s shares are sporadically traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for the Company’s shares could, for example, decline precipitously in the event that a large number of the Company’s shares is sold into the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, the Company is a speculative investment due to, among other matters, its limited operating history and lack of significant revenue or profit to date, and the uncertainty of future market acceptance for the Company’s products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of the Company’s shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of the Company’s inventory of events, games, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, the Company’s capital commitments and additions or departures of its key personnel. Many of these factors are beyond the Company’s control and may decrease the market price of its shares regardless of operating performance. The Company cannot make any predictions or projections as to what the prevailing market price for its shares will be at any time, including as to whether its shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

The Company’s shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, the Company’s management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to its securities. The possible occurrence of these patterns or practices could increase the volatility of the Company’s share price.

The market price of the Company’s common stock may be volatile and adversely affected by several factors.

The market price of the Company’s common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

•	the Company’s ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in competition or practices;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock. Issuers using the Alternative Reporting standard for filing financial reports with OTC Markets are often subject to large volatility unrelated to the fundamentals of the company.

Pandemics, natural disasters and geo-political events could adversely affect the Company’s business.

Pandemics, natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect the Company, or other service providers, could adversely affect the Company’s business.

The Company does not expect to pay dividends in the future; any return on investment may be limited to the value of the Company’s common stock.

The Company does not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on the Company’s common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. The Company’s current intention is to apply net earnings, if any, in the foreseeable future to increasing the Company’s capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of its common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Company’s board of directors. If the Company does not pay dividends, its common stock may be less valuable because a return on investment will only occur if its stock price appreciates.

The Company’s issuance of additional shares of common stock, or options or warrants to purchase those shares, would dilute shareholders’ proportionate ownership and voting rights.

The Company is entitled under its articles of incorporation to issue up to 5,000,000,000 shares of common stock. The Company has issued and outstanding 559,560,219 shares of common stock as of August 1, 2020. In addition, the Company is entitled under its Articles of Incorporation to issue “blank check” preferred stock. The Company’s board may generally issue shares of common stock, preferred stock, options, or warrants to purchase those shares, without further approval by our shareholders based upon such factors as the Company’s board of directors may deem relevant at that time. It is likely that the Company will be required to issue a large amount of additional securities to raise capital to further its development. It is also likely that the Company will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under the Company’s stock plans. The Company cannot give any assurance that it will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances the Company may deem appropriate at that time.

The elimination of monetary liability against the Company’s directors, officers and employees under its Articles of Incorporation and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers and employees.

The Company’s Articles of Incorporation contains provisions that eliminate the liability of its directors for monetary damages to the Company and its shareholders. The Company’s bylaws also require it to indemnify its officers and directors. The Company may also have contractual indemnification obligations under its agreements with its directors, officers and employees. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that the Company may be unable to recoup. These provisions and resulting costs may also discourage the Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by the Company’s shareholders against its directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and shareholders.

The Company may become involved in securities class action litigation that could divert management’s attention and harm its business.

The stock market, in general, and the shares of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of the Company’s shares could fall regardless of its operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of the Company’s shares suffers extreme fluctuations, then it may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing the Company’s business.

As a public company, the Company may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. The Company’s management has limited experience as a management team in a public company and, as a result, projections may not be made timely or set at expected performance levels and could materially affect the price of the Company’s shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

The Company’s common stock is currently deemed a “penny stock,” which makes it more difficult for the Company’s shareholders to sell their shares.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

As an issuer of a “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt the Company’s financial condition.

Securities analysts may elect not to report on the Company’s common stock or may issue negative reports that adversely affect the stock price.

At this time, no securities analysts provide research coverage of the Company’s common stock, and securities analysts may not elect to provide such coverage in the future. It may remain difficult for the Company, with its small market capitalization, to attract independent financial analysts that will cover the Company’s common stock. If securities analysts do not cover the Company’s common stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for the Company’s common stock may be affected in part by the research and reports that industry or financial analysts publish about the Company’s business. If one or more analysts elect to cover the Company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of the Company, it could lose visibility in the market, which, in turn, could cause the Company’s stock price to decline. This could have a negative effect on the market price of the Company’s common stock.

Because directors and officers currently and for the foreseeable future will continue to control the Company, it is not likely that shareholders will be able to elect directors or have any say in the policies of the Company.

Even if all shares offered hereby are sold, the current officers and directors will control 40% of all shareholder votes, see “Security Ownership of Certain Beneficial Owners and Management.”

The Company’s shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of the Company beneficially own a majority of the Company’s outstanding voting rights through the issuance of preferred stock. Due to such significant ownership position held by our insiders, new investors may not be able to affect a change in the Company’s business or management, and therefore, shareholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by the Company’s directors, officers or affiliates, or the prospect of these sales, could adversely affect the market price of the Company’s common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent its stockholders from realizing a premium over the Company’s stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company occupies offices at 4522 West Village Drive Suite 215. Tampa, Florida 33624. The Company does not currently own or lease any properties or facilities. The Company leases the Fitness Facility through ONE More Gym LLC in Kokomo, Indiana. The Company expects to lease new office space in the future to the extent consistent with its business model.

Item 3. Legal Proceedings

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on the OTC Pink under the symbol “BTDG.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDING MARCH 31, 2021	First	$0.0042	$0.0025

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2020	First	$0.0244	$0.0050
	Second	$0.0124	$0.0042
	Third	$0.0071	$0.0035
	Fourth	$0.0075	$0.0028

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2019	First	$0.0150	$0.0081
	Second	$0.0150	$0.0055
	Third	$0.0087	$0.0035
	Fourth	$0.0170	$0.0050

The Company’s common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission (the “SEC”). Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on August 19, 2020, we had approximately 418 holders of the Company’s common stock. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company’s transfer agent is Signature Stock Transfer, Inc., 14673 Midway Road, Suite #220, Addison, Texas 75001, (972) 612-4120, www.signaturestocktransfer.com. The transfer agent is registered under the Exchange Act and operates under the regulatory authority of the SEC and FINRA.

Dividends

The Company has not declared or paid a cash dividend to stockholders since it was organized and does not intend to pay dividends in the foreseeable future. The board of directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2020, the Company had no securities authorized for issuance under equity compensation plans either approved or not approved by the Company’s shareholders.

Recent Sales of Unregistered Securities

On January 6, 2020, the Company completed an acquisition of 100% of the equity interest in One More Gym LLC.

This sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2020	11,718,750	$0.0075	0	0
February 2020	–	–	–	–
March 2020	–	–	–	–
Total	11,718,750	$0.0075

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Basis of Presentation

We have seven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym, and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its seven wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Forward-Looking Statements

Some of the statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (the “10-K”) constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this 10-K, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to finance our businesses;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

Although the forward-looking statements in this 10-K are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this 10-K or otherwise make public statements updating our forward-looking statements.

Critical Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant assumptions and estimates relate to the valuation of derivative liabilities and the valuation of assets and liabilities acquired through business combinations. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the assets’ estimated service lives. Expenditures for maintenance and repairs are charged to expense in the period in which they are incurred, and betterments are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statement of operations of the respective period. The estimated useful lives range from 3-7 years.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. For the year ended March 31, 2020, there were no impairment charges.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through March 31, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. In addition, Receivables that are factored through the Company's Receivable finance facility are guaranteed by the finance company that further mitigates Credit Risk.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended March 31, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2020, and 2019, the Company had outstanding balances of Finished Goods Inventory of $7,256 and $0, respectively.

Earnings Per Share (EPS)

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of March 31, 2020, the number of potentially dilutive securities was 77,026,829 shares indexed to convertible notes. There were no potentially dilutive securities as of March 31, 2019.

The following table sets for the computation of basic and diluted earnings per share the fiscal years ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Basic and diluted
Net loss	$(1,337,347)	$(133,811)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	505,458,544	337,444,728

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2020, there were no options outstanding.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on their Financial Statements.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Organization and Nature of Business

In February 2017, our board of directors of approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on its history in television, video and technology, we are now forging ahead and becoming a full-service live event sports company.

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

Business of the Company

We have seven wholly-owned subsidiaries: Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym, and B2 Productions LLC.

Results of Operations

The following information represents our results of operations for fiscal years ended March 31, 2020 compared to March 31, 2019.

Revenue

We had revenues of $596,735 for the fiscal year ended March 31, 2020 versus revenues of $346,688 for the fiscal year ended March 31, 2019. The increase of $250,047 is due to increased live events from new business acquisitions and revenue from the acquisition of a gym.

Cost of Sales

We incurred cost of sales of $350,976 for the fiscal year ended March 31, 2020 versus cost of sales of $251,550 for the fiscal year ended March 31, 2019. The increase of $99,426 is due to is due to increased live events from new business acquisitions and from the acquisition of a gym.

.

Gross Profit

We had gross profit of $245,759 for the fiscal year ended March 31, 2020 versus gross profit of $95,138 for the fiscal year ended March 31, 2019. The increase of $150,621 is due to increased live events from new business acquisitions and from the acquisition of a gym.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $1,463,417 for the fiscal year ended March 31, 2020 versus general and administrative expenses of $210,890 for the fiscal year ended March 31, 2019. The increase of $1,252,527 was primarily due to increased operations associated with new business acquisitions and stock-compensation expense in the amount of $688,000.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $62,740 for the fiscal year ended March 31, 2020 versus depreciation expense of $12,951 for the fiscal year ended March 31, 2019. The increase of $49,789 was due to the purchase of fixed and intangible assets related to business acquisitions.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense, loss on forgiveness of notes receivable, loss on modification of debt, loss on disposal of subsidiary and fair value changes in derivative liabilities. We incurred other expenses of $56,949 for the fiscal year ended March 31, 2020 versus other expenses of $5,108 for the fiscal year ended March 31, 2019.

Net Losses

We incurred a net loss of $1,337,347 for the fiscal year ended March 31, 2020 versus a net loss of $133,811 for the fiscal year ended March 31, 2019. The increase of $1,203,536 was primarily due to increased operations from acquisitions.

Current Liquidity and Capital Resources for the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019

	2020	2019
Summary of Cash Flows:
Net cash used by operating activities	$(565,845)	$(61,460)
Net cash used by investing activities	(300,830)	(68,676)
Net cash provided by financing activities	885,826	141,247
Net increase (decrease) in cash and cash equivalents	19,150	11,111
Beginning cash and cash equivalents	27,579	16,468
Ending cash and cash equivalents	$46,729	$27,579

Operating Activities

Cash used in operations of $565,845 during the fiscal year ended March 31, 2020 was primarily a result of our $1,337,347 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, loss on note receivable forgiveness, loss on modification of debt, loss on goodwill impairment, amortization of debt discount, inventory, prepaid expenses, accounts payable, accrued liabilities, deferred revenue and deferred compensation. Cash used in operations of $61,460 during the fiscal year ended March 31, 2019 was primarily a result of our $133,811 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the fiscal year ended March 31, 2020 of $300,830 resulted from the business acquisitions, net of cash acquired in the amount of $42,609, payments to related parties in the amount of $173,533 and capital expenditures in the amount of $84,688. Net cash used in investing activities for the fiscal year ended March 31, 2019 of $68,676 resulted from payments to related parties in the amount of $65,416 and capital expenditures of $3,260.

Financing Activities

Net cash provided by financing activities was $885,826 for fiscal year ended March 31, 2020, which consisted of $725,499 from proceeds from the issuance of convertible notes payable, $20,532 payment on notes payable, $30,000 payment on acquisition payable, $189,141 for the purchase of outstanding stock and $400,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $141,247 for the fiscal year ended March 31, 2019, which consisted of $133,832 in proceeds from the issuance of common stock, $52,450 in proceeds from notes payable and $45,035 in payments on notes payable.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for fiscal year 2020-21 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended March 31, 2020, the Company had a net loss of $1,337,347, had net cash used in operating activities of $565,845, had negative working capital of $775,238, an accumulated deficit of $3,816,978, and $211,367 in stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

Item 8. Financial Statements

The financial statements and supplementary data required by this item are included following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Dismissal of Principal Independent Accountant

On January 7, 2020, the Company, informed Accell Audit & Compliance, P.A., the Company’s previous principal independent accountant (“Accell”), of the Company’s decision, which was approved by the Company’s Board of Directors, to dismiss Accell as the Company’s principal independent accountant effective as of January 7, 2020.

None of the reports of Accell, on the Company's financial statements for the past year or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Accell, for the fiscal year ended March 31, 2019 and any subsequent interim period through January 7, 2020 (the date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Accell, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Accell has not advised the Company that:

1)	internal controls necessary to develop reliable financial statements did not exist; or

2)	information has come to the attention of Accell which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)	the scope of the audit should be expanded significantly, or information has come to the attention of Accell that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended March 31, 2020.

Engagement of New Principal Independent Accountant

On January 9, 2020, the Company engaged Assurance Dimensions (“AD”) as the Company's independent registered public accounting firm for the year ended March 31, 2020. The engagement was approved by the Company’s Board of Directors.

During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging AD, neither the Company nor anyone on its behalf consulted AD regarding either: (i) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter regarding the Company that was either the subject of a disagreement or a reportable event.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2020. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of March 31, 2020, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of August 17, 2020:

Name and Principal Position	Age	Term of Office	Approximate hours per week for part-time employees
Greg P. Bell, Chief Executive Officer and Director	63	Since January 2017	45
Paul D. H. LaBarre, Executive Vice President	75	Since September 2005	3
Andrew Georgens, Director, Secretary	69	Since November 2017	2
Hugh Darryl Metz, Director	60	Since November 2017	2

Greg P. Bell, Chairman of the Board Chief Executive Officer and Director

Mr. Bell is one of the early pioneers and entrepreneurs in Entertainment and Digital Media and has been working in the field for over 30 years. He was involved in the early creation of the technologies and algorithms that allowed analog media to be transformed into digital bits and compressed data streams and created specific business enterprises that capitalized on the creation of digital transmissions at Scientific Atlanta, Compression Labs, VCON International and Qwest. Mr. Bell was one of the initial Vice Presidents of Business Development at Qwest Communications where he developed Qwest's Digital Media Company, Slingshot Networks. He then ran all operations of Slingshot, reporting to the board of directors, which managed and operated three full time studios including the creation of the Broadcast Studio in Staples Center, TV and News productions, LIVE events at the Staples Center, distribution of a national television show distributed by Warner Brothers TV Distribution and online television productions and web distribution for the NFL, NBA, NHL, AFL, Boxing, Democratic Convention and LIVE music events.

Upon leaving Slingshot in 2000, Mr. Bell founded B3 Development Group, a firm specializing in developing emerging market media companies. Mr. Bell ‘s B3 Development Group founded B2 Networks in 2001 which quickly became the defacto standard for Watching LIVE Pay per View Sporting events online. B2's Proprietary Online System broadcast LIVE Professional and Collegiate sporting events online to a global audience broadcasting over 1000 LIVE games per month. Mr. Bell developed and implemented a merger with B2 Networks and the America ONE Television Network where he became CEO of the combined companies. Under Mr. Bell's direction the company now called ONE Media Corp launched the new ONE World Sports TV Network, now operating under the brand Eleven Sports, in North America on Cable and Satellite, with a pure digital end-to-end distribution system, along with continuing the company’s growth in the online distribution of Sports and Entertainment. After leaving as CEO of ONE Media Corp, he continues to develop companies and specializes in developing and fast tracking emerging entertainment, transaction technology and media companies, Mr. Bell continues to expand his holdings and currently has business holdings in B3 Development Group which under contract with Caymanas Park Race Track, owned by the country of Jamaica, developed Jamaica’s first all-digital state of the art Pari-Mutuel Live Sports Gaming System for mobile devices and currently is operating under the brand CaymanasToGO for the Caribbean Consumers and Platinum Racing for USA, European and global consumers. The B3 mobile device wagering system and technology allows consumers globally to watch and wager on Live Horse Races and Sporting Events being held in the UK, USA, Canada and the Caribbean; B3 Gaming Services Group, a premier transaction and customer service group that offers management services to the Gaming industry in the Caribbean, B3 Networks, a premier state of the art digital broadcasting company that developed the B3 Television Satellite Replacement Technology which allows TV Networks to broadcast globally on the public internet instead of satellites in broadcast quality HD & SD Television. B3 Networks has deployed and services the B3 technology to broadcast High Definition and SD TV signals globally to cable headends, smart phones and Internet connected devices for the Jamaica Education Television Network, the Caymanas Race Track and other mobile applications globally. In February 2017 he became the Chairman and CEO of B2 Digital, Inc., trading at Symbol: BTDG on the OTC. B2 Digital will capitalize on Mr. Bell’s LIVE Event Experience and is in the process of building a Minor League for the MMA, Mixed Martial Arts Major Leagues, in conjunction with acquiring Sports Related companies to develop the business into a vertically integrated LIVE Event Sports Company.

Mr. Bell has worked at the top technology development companies that developed the digital technologies, which are in use today at Scientific Atlanta, Compression Labs, VCON and Qwest. He also has managed and been directly involved with over 55,000 LIVE events in his 30-year career. He has worked with a diverse group of clients in the entertainment, sports and technology communities including the NFL, NBA, NHL, AHL, NLL, ECHL, IFL, USHL, SPHL, NCAA, NAIA, MISL, AFL, AOL, FOX, UFC, NAAFS, Bellator, WEF, the Staples Center, the Orleans Arena, Oscar De La Hoya, Barbra Streisand, and top entertainment venues, acts and actors. His clients and companies have capitalized on Mr. Bell's knowledge of the world of Entertainment, LIVE Events, Sports, Digital Television and Digital Online Transaction and Distribution Systems.

EDUCATION:

East Grand Rapids High School

Graduated 1975

Grand Valley State University

Graduated 1980

BBA Business Management

Emphasis in Computer Science, Economics and Marketing

Hugh Darryl Metz, Director

Mr. Metz has over 30 years’ experience in Broadcasting, Television, Computer Graphics and LIVE Event Management. He was one of the first to operate computer graphics television technology in the early 80s while developing Live Event graphics solutions for major television networks for LIVE professional and college sports television broadcasts.  He is certified in several Microsoft and Cisco product lines and served as IT systems administrator for Blockbuster Entertainment and IBM on the Blockbuster business support systems of the Blockbuster franchisees IT Network. He has worked on Sports productions for national TV networks operating and managing LIVE Television broadcasts for over 1000 LIVE Sports Event.

In 2007 Mr. Metz began working with the B2 Networks PPV Company as Mr. Bell’s head of LIVE Event Operations. His responsibilities included managing all aspects of over 200 LIVE TV and Internet broadcast productions for the NCAA and Pro Sports Leagues in Football, Basketball, Hockey, MMA and Special Events and then serving as Special Projects Director reporting to Mr. Bell the CEO of ONE World Sports, which acquired B2 Networks.

In 2012 Mr. Metz became VP of Operations for Mr. Bell’s B3 Enterprises Company, which owned the largest minority share of the NAAFS MMA group in OHIO. He was instrumental in developing all the LIVE Event operations systems, financial controls, security and event management operations with the management team who operated the B2 MMA Test Market Business model that produced over 20 LIVE MMA Events in 2 years.

Currently, he is the acting Broadcast IT Engineer at Gray Television's station that serves southern Oklahoma and oversees the technical operations of 3 local CBS, MyTV, Fox affiliate Television Networks.

EDUCATION:

Robstown High School

Robstown, Texas

Graduated 1979

Courses Attended:

2000 to 2001

Grayson County College

IT and Technology Training

IBM Technical Training

2000 to 2007

Internal Technical Certification in IT, Infrastructure and Systems Engineering

Paul D. H. LaBarre, Executive Vice President, Director

2006 to 2017, Member of the Board of Directors Good Hunting Communications, Inc.

2010 to 2017, CEO B2Digital INC. and Director

EDUCATION:

Attended Courses and studies:

Business Management, technology courses offered by Scientific Atlanta, Blonder Tongue, Jerrold, C-Cor & Magnavox,

Lawyer’s Assistant-Litigation & Trial Practice,

Automotive Training, Ford, General Motors, Chrysler & VW, Attended Several Courses in Automotive Training, CAC, PC General studies.

Andrew Georgens, Director

1970 - 1973 Payne Construction Company, Monsoon MATel Com / CATV construction Lineman, foreman, supervisor, management.

1973 - 1980	Tiger Communications, Springfield MA Tel com / CATV construction / engineering
Owner, General Manager

1980 - 2005	Communications Systems Contractors, Springfield MA / Dalton MA
Tel com / CATV & related fields / construction / engineering
Owner / General Manager

2005 - present	Retired

EDUCATION:

Cathedral High School

Springfield MA

Graduated 1969

Springfield Technical Community College

Attended 1970. 1 yr.

Except as disclosed herein, there are no arrangements or understandings between our directors any other person(s) (naming such person(s)) pursuant to which he was or is to be selected as a director or nominee

Legal Proceedings

On June 26, 2013, Paul D.H. LaBarre, the Company’s Executive Vice President and a director, was convicted of improper use of a satellite signal in connection with the previously disclosed action involving DirecTV. Mr. LaBarre was sentenced to five years’ probation in connection with the conviction.

Besides the disclosure above, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

There are no family relationships among and between our directors, officers, persons nominated or chosen by the Company to become directors or officers, or beneficial owners of more than five percent (5%) of the any class of the Company’s equity securities.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

There were no reports required by Section 16(a) of the Exchange Act that were not made on a timely basis or not filed by any of our directors, executive officers, or beneficial owner of more than 10% of our common stock during the most recent fiscal year:

Code of Ethics

The Company has yet to adopt a Code of Ethics due to the COVID-19 pandemic and lack of resources. The Company plans on adopting a Code of Ethics during the fiscal year ending March 31, 2021.

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the fiscal years ended March 31, 2020 and 2019.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Greg P. Bell, Chairman, CEO, and President	2019-20	–	576,000(1)	576,000
	2018-19	–	3,000(2)	3,000
Paul LaBarre, Executive V.P. and Director	2019-20	–	25,600(3)	25,600
	2018-19	–	–	–

(1)	Includes the issuance of 90,000,000 shares of Common Stock valued at $576,000.
(2)	Includes the issuance of an aggregate of 30,000,000 shares of Common Stock valued at $3,000.
(3)	Includes the issuance of an aggregate of 4,000,000 shares of Common Stock valued at $25,600.

CEO Agreement

The Company has also entered into an agreement with Mr. Bell as the Chairman of the Board and Chief Executive Officer & President (the “CEO Agreement”). Pursuant to the terms of the CEO Agreement, the Company may not terminate Mr. Bell from his positions as Chief Executive Officer and President of the Company, or remove him from the Board or change his position as Chairman thereof, without the approval of 80% of the voting capital stock of the Company, unless such termination and/or removal is due to death or legal incapacity.

As compensation for Mr. Bell’s services pursuant to the terms of the CEO Agreement, the Company will issue B2 Management Group Group LLC, a limited liability company wholly owned and controlled by Mr. Bell (“B2 Management Group”), a total of 30,000,000 shares of Common Stock (the “CEO Stock Award”). The 30,000,000 shares of the CEO Stock Award will be issued to B2 Management Group within ten days of the Effective Date (the “Issuance Date”).

As further compensation for Mr. Bell’s services to the Company in connection with the Company’s acquisition activity, the Company has issued B2 Management Group, LLC an additional 60,000,000 shares of Common Stock as compensation for the completion of the Company’s previously announced acquisitions of Hard Rock MMA (30,000,000 Shares) and Colosseum Combat LLC (30,000,000) (collectively, the “Recent Acquisitions”).

Finally, pursuant to the terms of the CEO Agreement, the Company will issue B2 Management Group, LLC an additional 30,000,000 shares of Common Stock within ten days of completion of each future acquisition by the Company of any MMA fight organization, whether pursuant to an equity or asset purchase, up to a total of five (5) acquisitions subsequent to the Recent Acquisitions (corresponding to a total aggregate amount of 150,000,000 shares that may be issued in connection with future acquisitions).

The CEO Agreement also includes a non-compete covenant whereby Mr. Bell will not compete directly with the Company during the term of the CEO Agreement.

The foregoing summary is qualified in its entirety to the terms of the CEO Agreement itself, a copy of which is an exhibit to this 10-K.

LaBarre Agreement

The Company has also entered into an Employment and Board Service Agreement with Paul D.H. LaBarre, the Company’s Executive Vice President and a director (the “LaBarre Agreement”). The term of the LaBarre Agreement is 36 months, which shall run from the Effective Date, and will renew automatically for successive two-year periods unless either the Company or Mr. LaBarre provides notice of non-renewal no later than six months prior to the expiration of the then-current term. Pursuant to the terms of the LaBarre Agreement, the Company may not terminate Mr. LaBarre from his positions as Executive Vice President of the Company, or remove him from the Board, without the approval of 80% of the voting capital stock of the Company, unless such termination and/or removal is due to death or legal incapacity. Additionally, Mr. LaBarre may terminate the LaBarre Agreement at any time upon three months’ prior written notice to the Company.

As payment for past compensation owed to Mr. LaBarre from his employment agreement for his past services to the Company, the Company will issue Mr. LaBarre 50,000,000 shares of Common Stock. As compensation for Mr. LaBarre’s continuing services to the Company as Executive Vice President, the Company will issue Mr. LaBarre 4,000,000 shares of Common Stock per year for each year in which Mr. LaBarre remains employed in such capacity and the LaBarre Agreement remains in effect (the “Annual Salary Issuance”). 50% of the Annual Salary Issuance will vest every six months. In the event of a merger or consolidation of the Company in which the Company is not the surviving entity, or a proposed dissolution or liquidation of the Company or a sale of substantially all of its assets, any unvested portion of the Annual Salary Issuance remaining in the then-current term of the LaBarre Agreement will vest immediately.

As payment to Mr. LaBarre for his services as a director, the Company will pay Mr. LaBarre annual cash compensation of $500 per year.

The foregoing summary is qualified in its entirety to the terms of the LaBarre Agreement itself, a copy of which is an exhibit to this 10-K.

Equity Awards

As of March 31, 2020, there were no unvested equity awards for our named executive officers.

Compensation of Directors

The following table sets forth information concerning the During the fiscal year ended March 31, 2020, there was no compensation awarded to, earned by, or paid to the remaining directors for all services rendered in all capacities to our company and its subsidiaries.

Board Service Agreements

Messrs. Metz and Georgens have entered into Board Service Agreements with the Company (collectively, the “Board Service Agreements”). Pursuant to the terms of the Board Service Agreements, Mr. Metz was awarded 3,000,000 shares and Mr. Georgens was awarded 1,000,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock” and each such award, a “Director Common Stock Award”), and will be paid annual cash compensation of $500 per year, in each case as compensation for services performed as a director of the Company. Each Director Common Stock Award will vest over a two-year period from the Effective Date, with 50% vesting on the first anniversary thereof and 50% vesting on the second anniversary thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 564,632,104 shares of common stock and 2,000,000 shares of Series A Preferred Stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4522 West Village Drive, Suite 215, Tampa, FL 33624.

Name and Address	Shares of Series A Preferred Stock Owned	Shares of Common Stock Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Ownership
Greg P. Bell(2)	850,000	145,045,203	349,045,203	45.41%
Paul D. H. LaBarre	850,000	64,191,494	268,191,494	34.89%
Andrew Georgens	100,000	1,022,880	25,022,280	4.25%
Hugh Darryl Metz	–	3,000,000	3,000,000	*
Total Officers and Directors	1,800,000	213,259,577	645,258,977	64.74%
>5% Shareholders
B2 Management Group LLC(2) 4522 West Village Drive, Suite 215, Tampa, Florida 33624	–	145,045,200	145,045,200	25.69%
Robert Russell 1926 Hollywood Blvd., Ste. 208 Hollywood, FL 33020-4538	200,000	4,001,322	52,001,322	8.49%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 145,045,200 shares of Common Stock are owned by B2 Management Group LLC which is owned and controlled by Mr. Bell, the Company’s Chairman and Chief Executive Officer.

In addition to the Common Stock, the Company has authorized a total of 50,000,000 shares of preferred stock, currently designated as Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (“Series B Preferred Stock”). 2,000,000 shares of Series A Preferred Stock are currently issued and outstanding. The Series A Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series A Preferred Stock is entitled to 240 votes for each share of Series A Preferred Stock held by such shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “Item 11. Executive Compensation.” above.

B2 Management Group LLC

Our CEO and Chairman is the sole member of B2 Management Group, LLC (“B2MG”). During the year ended March 31, 2020, B2MG received $192,245 in advances from the Company. On September 27, 2019, the Company and B2MG entered into an agreement whereby B2MG agreed to return 7,500,000 shares of the Company’s common stock in exchange for the cancellation of $75,000 owed by B2MG to the Company. On December 22, 2019, the Company and B2MG entered into an agreement whereby B2MG agreed to return 21,954,800 shares of the Company’s common stock in exchange for the cancellation of $164,660 owed by B2MG to the Company.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors, executive officers and other key employees. The indemnification agreements and our amended and restated By-Laws will require us to indemnify our directors to the fullest extent permitted by Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the Securities Act), may be permitted to directors, executive officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a related-party transactions policy under which our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related-party transaction with us without the consent of our audit committee. If the related party is, or is associated with, a member of our audit committee, the transaction must be reviewed and approved by another independent body of our Board of Directors, such as our governance committee. Any request for us to enter into a transaction with a related party in which the amount involved exceeds $120,000 and such party would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. If advance approval of a related-party transaction was not feasible or was not obtained, the related-party transaction must be submitted to the audit committee as soon as reasonably practicable, at which time the audit committee shall consider whether to ratify and continue, amend and ratify, or terminate or rescind such related-party transaction. All of the transactions described above were reviewed and considered by, and were entered into with the approval of, or ratification by, our Board of Directors.

During the last two full fiscal years and the current fiscal year or any currently proposed transaction, there are transactions involving the issuer, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer’s total assets at year-end for its last three fiscal years, except compensation awarded to executives.

Disclosure of Conflicts of Interest

There are no conflicts of interest between the Company and any of its officers or directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not have adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Metz and Georgens would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2020 were $28,045 and $27,413 for the fiscal year ended March 31, 2019.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the fiscal years ended March 31, 2020 and 2019.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended March 31, 2020 and 2019.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended March 31, 2020 and 2019.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2020 and 2019

Statements of Operations for the fiscal years ended March 31, 2020 and 2019

Statements of Changes in Stockholders’ Deficit for the fiscal years ended March 31, 2020 and 2019

Statements of Cash Flows for the fiscal years ended March 31, 2020 and 2019

Notes to Financial Statements

Exhibits

The following exhibits are included with this 10-K:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation	1-A POS	000-50773	99.1	10/1/19
3.2	Bylaws	1-A POS	000-50773	99.2	10/1/19
4.1	Specimen Stock Certificate	1-A POS	000-50773	99.3	10/1/19
4.2	Form of Subscription Agreement	1-A POS	000-50773	99.4	10/1/19
10.1*	Employment Agreement of Greg P. Bell	1-A POS	000-50773	99.3	10/1/19
10.2	Indemnification Agreement of Greg P. Bell	1-A POS	000-50773	99.4	10/1/19
10.3*	Employment Agreement of Paul D.H. LaBarre	1-A POS	000-50773	99.5	10/1/19
10.4	Indemnification Agreement of Andrew Georgens	1-A POS	000-50773	99.6	10/1/19
10.5	Indemnification Agreement of Paul Labarre	1-A POS	000-50773	99.7	10/1/19
10.6	Indemnification Agreement of Hugh Darryl Metz	1-A POS	000-50773	99.8	10/1/19
10.7	Repurchase of Shares Agreement between B2Digital, Incorporated and GS Capital Partners LLC dated January 28, 2020	8-K	000-11882	99.1	2/3/20
10.8	Repurchase of Shares Agreement between B2Digital, Incorporated and GS Capital Partners LLC dated November 22, 2019	8-K	000-11882	99.1	12/5/19
16.1	Letter from Accell Audit & Compliance, P.A. Dated January 9, 2020 Regarding Change in Certifying Accountant	8-K	000-11882	16.1	1/9/20
21.1	List of Subsidiaries					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2DIGITAL, INCORPORATED

Date: August 19, 2020	By:	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Greg P. Bell	Director and Chairman	August 19, 2020
Greg P. Bell

/s/ Paul LaBarre	Director	August 19, 2020
Paul LaBarre

/s/ Hugh Darryl Metz	Director	August 19, 2020
Hugh Darryl Metz

/s/ Andrew Georgens	Director	August 19, 2020
Andrew Georgens

45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board and Management

of B2Digital Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of B2Digital Incorporated (the Company) as of March 31, 2020 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses. For the year ended March 31, 2020 the Company had a net loss of $1,337,347, had net cash used in operating activities of $565,845, and had negative working capital of $775,238. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.

Margate, Florida

August 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of B2 Digital Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheet of B2 Digital Incorporated (the “Company”) as of March 31, 2019, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since its inception. This factor, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2019.

Tampa, Florida
August 2, 2019

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

B2Digital, Incorporated

Consolidated Balance Sheets

	As of March 31, 2020	As of March 31, 2019
Assets
Current assets
Cash and cash equivalents	$46,729	$27,579
Inventory	7,256	–
Deposits and prepaid expenses	3,120	6,260
Note receivable- related party	–	65,416
Total current assets	57,105	99,255

Property and equipment, net of accumulated depreciation	351,393	55,065
Intangible assets, net of accumulated amortization	196,951	–
Goodwill	172,254	193,045
Total Assets	$777,703	$347,365

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable & accrued liabilities	$131,700	$109,627
Deferred revenue	13,992	–
Note payable- current maturity	34,162	14,000
Payable due for business acquisitions	15,000	–
Note payable- in default	–	15,000
Convertible notes payable, net of debt discount	598,150	–
Derivative liabilities	58,790	–
Due to shareholder	711	–
Total current liabilities	852,505	138,627

Note payable- long-term	136,565	60,000

Total Liabilities	989,070	198,627

Commitments and contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred stock, 50,000,000 shares authorized, 40,000,000 shares designated of Series B; 2,000,000 shares designated of Series A, convertible into 240 shares of common stock issued and outstanding at March 31, 2020 and 2019, respectively; 8,000,000 shares are undesignated	20	20
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 539,267,304 and 377,620,110 shares issued and outstanding at March 31, 2020 and 2019, respectively	5,394	3,776
Additional paid in capital	3,600,197	2,624,573
Accumulated deficit	(3,816,978)	(2,479,631)
Total Stockholders' Equity (Deficit)	(211,367)	148,738
Total Liabilities and Stockholders' Equity (Deficit)	$777,703	$347,365

See accompanying notes to the consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations

	For the years ended
	March 31,	March 31,
	2020	2019
Revenue:
Live event revenue	$487,229	$346,688
Gym revenue	109,506	–
Total revenue	596,735	346,688

Cost of sales	350,976	251,550

Gross profit	245,759	95,138

General and administrative corporate expenses
General & administrative expenses	1,463,417	210,890
Depreciation and amortization expense	62,740	12,951
Total general and administrative corporate expenses	1,526,157	223,841

Loss from operations	(1,280,398)	(128,703)

Other income (expense):
Gain on bargain purchase	52,583	–
Loss on debt forgiveness	(81,887)	–
Loss on modification of debt	(50,756)	–
Loss on disposition of subsidiary	(20,790)	–
Gain on change in fair value of derivatives	119,902	–
Interest expense	(76,001)	(5,108)
Total other income (expense)	(56,949)	(5,108)

Net loss	$(1,337,347)	$(133,811)

Basic and diluted earnings per share on net loss	$(0)	$(0)

Weighted average shares outstanding	505,458,544	337,444,728

See accompanying notes to the consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended March 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	2,000,000	$20	263,075,044	$2,631	$2,381,068	$(2,345,820)	$37,899

Sale of common stock for cash	–	–	17,500,000	175	134,825	–	135,000

Issuance of common stock for services	–	–	80,750,000	808	51,368	–	52,176

Issuance of common stock for conversion of debt	–	–	16,295,066	162	57,312	–	57,474

Net Loss	–	–	–	–	–	(133,811)	(133,811)

Balance March 31, 2019	2,000,000	$20	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738

Sale of common stock for cash	–	–	62,500,000	625	399,375	–	400,000

Issuance of common stock for services	–	–	125,383,244	1,254	686,746	–	688,000

Issuance of common stock as part of business combination	–	–	29,000,000	290	185,110	–	185,400

Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	–	–	(29,454,800)	(294)	(157,479)	–	(157,773)

Loss from modification of debt	–	–	–	–	50,756	–	50,756

Repurchase of outstanding shares (cancelled)	–	–	(25,781,250)	(257)	(188,884)	–	(189,141)

Net Loss	–	–	–	–	–	(1,337,347)	(1,337,347)

Balance March 31, 2020	2,000,000	$20	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)

See accompanying notes to the consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the years ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(1,337,347)	$(133,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	688,000	51,368
Depreciation and amortization	62,739	12,951
Gain on bargain purchase	(52,583)	–
Loss on receivable forgiveness	81,887	–
Loss on modification of debt	50,756	–
Loss on disposition of subsidiary	20,791	–
Amortization of debt discount	51,343	–
Gain on changes in fair value of compound embedded derivative	(119,902)	–
Changes in operating assets & liabilities
Prepaid expenses and other current assets	3,140	(5,126)
Inventory	2,744	1,740
Accounts payable and accrued liabilities	(10,983)	9,818
Deferred revenue	(6,430)	–
Deferred compensation	–	1,600
Net cash used in operating activities	(565,845)	(61,460)

Cash Flows from Investing Activities
Business acquisition, net of cash acquired	(42,609)	–
Payments to related parties	(173,533)	(65,416)
Capital expenditures	(84,688)	(3,260)
Net cash used in investing activities	(300,830)	(68,676)

Cash Flows from Financing Activities
Proceeds from convertible notes	725,499	52,450
Issuance of common stock	400,000	133,832
Repayment on notes payable	(20,532)	(45,035)
Purchase of outstanding common stock	(189,141)	–
Payment of acquisition payable	(30,000)	–
Net cash provided by financing activities	885,826	141,247

Increase in Cash	19,150	11,111

Cash at beginning of period	27,579	16,468

Cash (and equivalents) at end of period	$46,729	$27,579

Supplemental Cash Flow Information
Cash paid for interest	$–	$1,443
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	$157,773	$–
Assets acquired in business combination through the issuance of stock	$185,400	$–
Acquisition payable from sellers due to acquisitions	$45,000	$–
Initial recognition of derivative liability as debt discount	$178,692	$–
Assets acquired on acquisition	$428,747	$–
Liabilities acquired on acquisition	$155,739	$–
Conversion of note payable to equity	$–	$59,400

See accompanying notes to the consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Basis of Presentation and Consolidation

The Company has seven wholly-owned subsidiaries: Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym, and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its seven wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its seven wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is March 31.

NOTE 2 – ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

Basis of Accounting

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant assumptions and estimates relate to the valuation of derivative liabilities and the valuation of assets and liabilities acquired through business combinations. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. For the year ended March 31, 2020, there were no impairment charges.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through March 31, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Concentration of Revenues

The majority of revenues are received from live events, which primarily include ticket and beverage sales before and during the live events. Sponsorship revenue is also recognized when the live event takes place. Any revenue received for events that have yet to take place are recorded in deferred revenue. Gym revenue comprises primarily of membership dues and subscription. Other gym revenue includes personal training, group fitness and meal planning.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended March 31, 2020 and 2019.

Inventory

Inventory includes beverages, supplements and merchandise available for sale at the gym. Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2020 and 2019, the Company had outstanding balances of Finished Goods Inventory of $7,256 and $0, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of March 31, 2020, the number of potentially dilutive securities was 77,026,829 shares indexed to convertible notes. There were no potentially dilutive securities as of March 31, 2019.

The following table sets for the computation of basic and diluted earnings per share the fiscal years ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Basic and diluted
Net loss	$(1,337,347)	$(133,811)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	505,458,544	337,444,728

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2020, there were no options outstanding.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on their Financial Statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. For the year ended March 31, 2020, the Company had a net loss of $1,337,347, had net cash used in operating activities of $565,845, had negative working capital of $775,238, an accumulated deficit of $3,816,978, and $211,367 in stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE

The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The majority of revenues are received from live events, which primarily include ticket and beverage sales before and during the live events. Sponsorship revenue is also recognized when the live event takes place. Any revenue received for events that have yet to take place are recorded in deferred revenue. Gym revenue comprises primarily of membership dues and subscription. Other gym revenue includes personal training, group fitness and meal planning.

Information about the Company’s net sales by revenue type for the years ended March 31, 2020 and 2019 are as follows:

	For the years ended
	March 31,	March 31,
	2020	2019
Live events	$487,229	$346,688
Gym revenue	109,506	–
Net sales	$596,735	$346,688

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at March 31, 2020 and 2019:

	As of	As of
	March 31, 2020	March 31, 2019

Gym equipment	$163,147	$–
Cages	124,025	46,025
Event assets	61,319	8,987
Production equipment	30,697	–
Electronics hardware and software	11,845	6,960
Trucks trailers and vehicles	11,210	9,500
	402,243	71,472
Less: accumulated depreciation	(50,850)	(16,407)
	$351,393	$55,065

Depreciation expense related to these assets for the years ended March 31, 2020 and 2019 amounted to $34,443 and $12,951, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at March 31, 2020:

As of
March 31, 2020

Licenses	$142,248
Customer relationships	83,000
225,248
Less: accumulated amortization	(28,297)
$196,951

Licenses are amortized over five years, whereas customer relationships are amortized over three years. Amortization expense related to these assets for the years ended March 31, 2020 amounted to $28,297.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2021	$56,116
Fiscal year ended March 31, 2022	56,116
Fiscal year ended March 31, 2023	49,200
Fiscal year ended March 31, 2024	28,450
Fiscal year ended March 31, 2025	7,069
$196,951

NOTE 7 – RELATED PARTY TRANSACTIONS

B2 Management, LLC (“B2 Management”) has as its sole member the Chief Executive Officer and Chairman of B2Digital. During the year ended March 31, 2020, B2 Management received $173,533 in advances. On September 27, 2019, the Company and B2 Management Group LLC (“B2MG”) entered into an agreement whereby B2MG agreed to return 7,500,000 shares of the Company’s common stock in exchange for the cancellation of $75,000 owed by B2MG to the Company. The Company recorded a loss on debt forgiveness in the amount of $27,000 related to this transaction. On December 22, 2019, the Company and B2MG entered into an agreement whereby B2MG agreed to return 21,954,800 shares of the Company’s common stock in exchange for the cancellation of $164,660 owed by B2MG to the Company. At the date of the agreement the shares were valued at $0.005 per share or $109,773. As a result, the Company recorded a loss on settlement of debt in the amount of $54,668. As of March 31, 2020 and 2019, the Company has an uncollateralized, non-interest-bearing note receivable of $0 and $65,416, respectively, from B2 Management that is due upon demand. During the years ended March 31, 2020 and 2019, the Company paid B2 Management $87,850 and $0 in management fees, respectively. The Company does not have a formal management agreement with B2 Management.

NOTE 8 – BUSINESS ACQUISITIONS

The Company recorded $96,510 in goodwill resulting from its November 3, 2017 acquisition of Hard Rock Promotions LLC. Additionally, the Company recorded $75,745 in goodwill resulting from its November 21, 2017 acquisition of Colosseum Combat LLC. On January 9, 2018 the Company recorded $20,790 in goodwill resulting from its acquisition of Blue Grass MMA LLC.

On November 11, 2019, the Company disposed of Blue Grass MMA LLC as a subsidiary. As a result, the Company recorded a loss on disposal of subsidiary in the amount of $20,790.

United Combat League, UCL MMA LLC

Effective May 1, 2019, the Company completed its previously announced acquisition of 100% of the equity interest in United Combat League, LLC (“UCL”), in an effort to execute its strategy of developing and building a Premier Development League for the Mixed Martial Arts (“MMA”) marketplace. The purchase price was $20,000 in cash and 6,000,000 shares of Restricted Common Stock issuable to Michael Davis, the seller of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of March 31, 2020, the $10,000 cash consideration has been paid in full.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Consideration

Cash	$20,000
6,000,000 shares of common stock issued to the sellers valued using an observable market price	39,000
Total consideration	$59,000

Fair value of net identifiable assets (liabilities) acquired

Intangible assets - licenses for the right to hold fight events	$59,000

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

Pinnacle Combat LLC- Acquisition

On July 15, 2019, to be effective June 29, 2019, the Company completed an acquisition of 100% of the equity interest in Pinnacle Combat LLC of Iowa (“Pinnacle”), in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 8,000,000 shares of Restricted Common Stock, 5,000,000 to be issued to Harry Maglaris and 3,000,000 to be issued to Ken Rigdon, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of March 31, 2020, the $10,000 cash consideration has been paid in full.

Consideration

Cash	$20,000
8,000,000 shares of common stock issued to the sellers valued using an observable market price	62,400
Total consideration	$82,400

Fair values of identifiable net assets:
Property & equipment:
Cages	$54,000
Event asset (barriers)	3,420
Truck/trailer	1,710
Venture lighting system	14,250
Total identifiable net assets	73,380

Intangible assets:
Licenses for the right to hold fight events	34,048

Fair value of liabilities assumed:
Credit card liability	(25,028)
Fair value of net identifiable assets (liabilities) acquired	$82,400

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

Strike Hard Productions LLC- Acquisition

On September 1, 2019, the Company completed an acquisition of 100% of the equity interest in Strike Hard Productions LLC, a fighting promotion business, in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 9,000,000 shares of Restricted Common Stock, 3,000,000 Restricted Shares issued to be issued to David Elder, 3,000,000 Restricted Common Shares to be issued to James Sullivan and 3,000,000 Restricted Common Shares to be issued to Matt Leavell, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of March 31, 2020, the $10,000 cash consideration has been paid in full.

Consideration
Cash	$20,000
9,000,000 shares of common stock issued to the sellers valued using an observable market price	52,200
Total consideration	$72,200

Fair values of identifiable net assets:
Property & equipment:
Cages	$22,000
Event asset (tables)	1,000
Total property & equipment	23,000

Intangible assets:
Licenses for the right to hold fight events	49,200

Total fair value of identifiable net assets	$72,200

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

One More Gym LLC

On January 6, 2020, the Company completed an acquisition of 100% of the equity interest in One More Gym LLC (“1MG”), a gym. The purchase price was $30,000 in cash and 6,000,000 shares of Restricted Common Stock (valued at $31,800 or $0.0053 per share), 6,000,000 shares to be issued to BHC Management LLC, the seller of the equity interest in the acquisition. As of March 31, 2020, the Company owes $15,000 in cash consideration to BHC Management.

Consideration
Cash	$30,000
9,000,000 shares of common stock issued to the sellers valued using an observable market price	31,800
Total consideration	$61,800

Fair values of identifiable net assets:
Property & equipment:
Cash	$2,392
Gym equipment	149,703
Inventory	10,000

Intangible assets:
Customer relationships	83,000

Fair value of liabilities assumed:
Liabilities	(130,712)
Fair value of net identifiable assets (liabilities) acquired	$114,383

Gain on bargain purchase	$52,583

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The intangible assets – customer relationships are being amortized over their estimated life, currently expected to be three years. Since the consideration for the acquisition was less than the fair value of the net identifiable assets (liabilities), the Company was required to record a gain on bargain purchase in the amount of $52,583.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable as of March 31, 2020 and 2019:

	As of	As of
	March 31,	March 31,
	2020	2020
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	$14,000	$14,000
Notes payable – in default:
Good Hunting $15,000, 7.5% loan with principal and interest due March 31, 2019	–	15,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	60,000	60,000
Loan from Brian Cox	21,970	–
Small Business Loan ($20,162, current maturity)	74,757	–
Total notes payable	170,727	89,000
Less: short-term	(34,162)	(29,000)
Total long-term notes payable	$136,565	$60,000

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

The Company and Emry Capital have a dispute of the amount owed under the Note Agreement. Emry Capital believes the amount owed under the agreement is $70,000. However, the Company believes only $14,000 is owed.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of March 31, 2020:

Note Reference	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 1	10/4/2019	10/4/2020	8%	$82,000	$18,868	$63,132
Note 2	10/31/2019	12/15/2020	8%	208,000	53,298	154,702
Note 3	12/5/2019	12/5/2020	8%	62,000	13,021	48,979
Note 4	12/31/2019	12/31/2020	8%	62,000	9,181	52,819
Note 5	1/27/2020	1/27/2021	8%	184,000	26,509	157,491
Note 6	2/19/2020	2/19/2021	8%	78,000	15,826	62,174
Note 7	3/10/2020	3/10/2021	8%	78,000	19,147	58,853
				$754,000	$155,850	$598,150

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Between October 4, 2019 and March 10, 2020, the Company issued to GS Capital Partners, LLC, an accredited investor (“GS Capital”), Convertible Promissory Notes aggregating a principal amount of $734,000. The Company received an aggregate net proceeds of $725,500 after $28,500 in original note discount. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the date on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment to GS Capital as set forth in the agreements.

The outstanding principal amount of the Notes is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the Notes. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock.

Accounting Considerations

The Company has accounted for the Notes as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. The contracts do not permit the Company to settle in registered shares and the contracts also contain make-whole provisions both of which preclude equity classification. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Total
Compound embedded derivative	$26,395	$68,030	$15,893	$10,812	$25,834	$14,095	$17,633	$178,692
Convertible notes payable	48,605	133,970	44,107	49,188	152,666	60,905	57,367	546,808
Original issue discount	7,000	6,000	2,000	2,000	5,500	3,000	3,000	28,500
Face value	$82,000	$208,000	$62,000	$62,000	$184,000	$78,000	$78,000	$754,000

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense, interest expense and accrued interest for the year ended March 31, 2020 is as follows:

Note	Interest Expense	Accrued Interest Balance	Amortization of Debt Discount
Note 1	$3,217	$3,217	$14,526
Note 2	5,956	5,956	20,732
Note 3	1,590	1,590	4,872
Note 4	1,237	1,237	3,631
Note 5	2,581	2,581	4,825
Note 6	701	701	1,269
Note 7	359	359	1,488
	$15,641	$15,641	$51,343

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2020:

	March 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	77,026,829	$(58,790)
Total	77,026,829	$(58,790)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended March 31, 2020:

The financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives	$119,902
Total gain (loss)	$119,902

The Company’s Convertible Promissory Notes issued on October 4, 2019, October 31, 2019, December 5, 2019, December 31, 2019, January 27, 2020, February 19, 2020 and March 10, 2020 respectively, gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

Inception
Quoted market price on valuation date	$0.0031 - $0.0058
Contractual conversion rate	$0.01
Contractual term to maturity	1.00 Years – 1.13 Years
Market volatility:
Equivalent Volatility	15.89% - 319.40%
Interest rate	8.0%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended March 31, 2020.

March 31, 2020
Balance at April 1, 2019	$–
Issuances:
Compound embedded derivatives	178,692
Gain on changes in fair value inputs and assumptions reflected in income	(119,902)
Balance at March 31, 2020	$58,790

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 12 – EQUITY

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

Common Stock

2018 Common Stock Issuances

On April 19, 2018, the Company issued 3,478,400 shares of common stock in exchange for the conversion of a Note in the amount of $38,020.

On April 25, 2018, the Company issued 65,000,000 shares of common stock in exchange for services valued at $6,500 or $0.0001 per share.

On September 10, 2018, the Company issued 9,000,000 shares of common stock in exchange for services valued at $45,000 or $0.005 per share.

On December 10, 2018, the Company sold 6,250,000 shares of common stock for $50,000 or $0.008 per share.

On January 15, 2019, the Company sold 6,250,000 shares of common stock for $50,000 or $0.008 per share.

On February 6, 2019, the Company issued 6,000,000 shares of common stock in exchange for services valued at $600 or $0.00001 per share.

On February 21, 2019, the Company issued 12,816,666 shares of common stock in exchange for the conversion of a Note in the amount of $19,454.

On March 19, 2019, the Company sold 3,125,000 shares of common stock for $25,000 or $0.008 per share.

On March 19, 2019, the Company issued 750,000 shares of common stock in exchange for services valued at $75 or $0.00001 per share.

On March 26, 2019, the Company sold 1,875,000 shares of common stock for $10,000 or $0.008 per share.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On June 1, 2019, the Company issued 6,000,000 shares of common stock in exchange for the acquisition of UCL MMA LLC valued at $39,000 or $0.0065 per share.

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

On July 15, 2019, the Company issued 8,000,000 shares of common stock in exchange for the acquisition of Pinnacle Combat LLC valued at $62,400 or $0.0078 per share.

On August 30, 2019, the Company sold 15,625,000 shares of common stock for $100,000 or $0.0064 per share.

On September 7, 2019, the Company sold 7,812,500 shares of common stock for $50,000 or $0.0064 per share.

On September 19, 2019, the Company sold 11,718,750 shares of common stock for $75,000 or $0.0064 per share.

On September 27, 2019, the Company canceled 7,500,000 shares of the outstanding stock, valued at $48,000 in exchange for the cancellation of $75,000 in Notes Receivable. There shares were cancelled and not returned to treasury.

On November 27, 2019, the Company issued 9,000,000 shares of common stock valued at $52,200 or $0.0058 per share in exchange for the acquisition of Strike Hard Productions LLC.

On December 3, 2019, the Company purchased 14,062,500 shares of stock back from GS Capital in exchange for the payment of $101,250 in cash.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On December 22, 2019, B2MG returned 21,954,800 shares of the Company’s common stock, valued at $109,773 in exchange for the cancellation of $164,441 owed by B2MG to the Company. There shares were cancelled and not returned to treasury.

On January 6, 2020, the Company issued 6,000,000 shares of common stock valued at $31,800 or $0.0053 per share in exchange for the acquisition of One More Gym LLC.

On January 28, 2020, the Company purchased 11,718,750 shares of stock back from GS Capital in exchange for the payment of $87,891 in cash.

NOTE 13 – LEASES

In connection with the acquisition of the One More Gym, LLC, the Company assumed a building lease and two equipment leases. The lease terms are under 12 months. Under Topic 842, a short-term lease is a lease that, at the commencement date, has a ‘lease term’ of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Although short-term leases are in the scope of Topic 842, a simplified form of accounting is permitted. A lessee can elect, by class of underlying asset, not to apply the recognition requirements of Topic 842 and instead to recognize the lease payments as lease cost on a straight-line basis over the lease term. The Company has elected the short-term method to account for these leases.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 15 – INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income tax expense for income tax is as follows:

	Year ended March 31, 2020	Year ended March 31, 2019
Federal	$–	$–
Current	–	–
Deferred	–	–
Total Federal	–	–
State
Current	–	–
Deferred	–	–
Total State	–	–
Total income tax expense	$–	$–

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2020 and 2019 is as follows

	Year ended March 31, 2020	Year ended March 31, 2019

Statutory rate	-21.0%	-21.0%
Change in valuation allowance	23.7%	24.5%
State income taxes (net of federal tax benefit)	-3.5%	-3.5%
Permanent differences (primarily gain from bargain purchase)	0.8%	0.0%
Effective rate	0.0%	0.0%

The tax effects of temporary difference that give rise to significant portions of the Company’s deferred tax assets and liabilities as of March 31:

	Year ended	Year ended
	March 31, 2020	March 31, 2019
Deferred tax assets:
Net operating loss carryover	$473,374	$249,845
Total	473,374	249,845
Valuation allowance	(459,538)	(249,845)
Net deferred assets	13,836	–
Deferred tax liabilities:
Property and equipment	(10,683)	–
Intangible assets	(3,153)	–
Net deferred assets and liabilities	(13,836)	–
Total deferred tax liabilities	$–	$–

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for the years ended March 31, 2020, and 2019 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and amortization.

At March 31, 2020 the Company has available net operating loss carry forwards for federal and state income tax reporting purposes of $402,408 which expire at various dates between 2033 and 2038. Additionally at March 31, 2020 the Company has available net operation loss carry forwards for federal and state income tax reporting purposes of $1,528,012 which have an indefinite life.

NOTE 16 – SUBSEQUENT EVENTS

Loan Payment

On May 8, 2020, the Company entered into an agreement with WLES LP to repay $30,000 in principal with 12,000,000 shares of its common stock.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Convertible Promissory Note

On August 4, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $156,000. The Company received net proceeds of $150,000 after a $6,000 original note discount. The note has a maturity date of December 5, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

Common Stock Issuances

On April 23, 2020, the Company issued 4,292,915 shares of stock to GS Capital in exchange for the conversion of $7,341 in convertible note principal.

On May 8, 2020, the Company issued 12,000,000 shares of stock to WLES LP LLC in exchange for the conversion of $30,000 in convertible note principal.

On June 16, 2020, the Company issued 4,000,000 shares of common stock to Veyo Partners LLC in exchange for investor relation services valued at $14,400 or $0.0036 per share.

On August 18, 2020, the Company sold 13,333,334 shares of common stock to GHS INVESTMENTS LLC for $100,000, or $0.0075 per share.

On August 18, 2020, the Company issued 5,071,885 shares of common stock to GS Capital in conversion of $7,500 in principal and $488 of accrued interest.

