Form 10-Q
period 2020-06-30
B2Digital, Inc.
filed 2020-08-19
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on August 19, 2020, was 577,965,438.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated.

3

B2Digital, Incorporated

Consolidated Balance Sheets

	As of June 30, 2020 (Unaudited)	As of March 31, 2020
Assets
Current assets
Cash and cash equivalents	$55,016	$46,729
Inventory	7,256	7,256
Deposits and prepaid expenses	2,980	3,120
Total current assets	65,252	57,105

Property and equipment, net of accumulated depreciation	333,534	351,393
Intangible assets, net of accumulated amortization	182,922	196,951
Goodwill	172,254	172,254
Total Assets	$753,962	$777,703

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$124,749	$131,700
Deferred revenue	21,284	13,992
Note payable- current maturity	137,250	14,000
Note payable- in default	14,000	–
Payable due for business acquisitions	10,000	15,000
Convertible notes payable	642,461	598,150
Derivative liabilities	334,222	58,790
Due to shareholder	241	711
Total current liabilities	1,284,207	832,343

Note payable- long-term	106,606	156,727

Total Liabilities	1,390,813	989,070

Commitments and contingencies (Note 14)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 40,000,000 shares designated of Series B; 2,000,000 shares of Series A, convertible into 240 shares of common stock issued and outstanding at June 30, 2020 and March 31, 2020, respectively; 8,000,000 shares are undesignated	20	20
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 559,560,219 and 539,267,304 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	5,597	5,394
Additional paid in capital	3,670,016	3,600,197
Accumulated deficit	(4,312,484)	(3,816,978)
Total Stockholders' Deficit	(636,851)	(211,367)
Total Liabilities and Stockholders' Deficit	$753,962	$777,703

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations (Unaudited)

	For the three months ended
	June 30,	June 30,
	2020	2019

Revenue:
Live event revenue	$59	$85,636
Gym revenue	59,962	–
Total revenue	60,021	85,636

Cost of sales	1,312	61,952

Gross profit	58,709	23,684

General and administrative corporate expenses
General & administrative expenses	164,788	510,513
Depreciation and amortization expense	32,972	3,312
Total general and administrative corporate expenses	197,760	513,825

Loss from operations	(139,051)	(490,141)

Other income (expense):
Gain on forgiveness of loan	5,040	–
Grant income	2,000	–
Loss on settlement of debt	(18,281)	–
Loss on change in fair value of derivative liabilities	(275,432)	–
Interest expense	(69,782)	(1,371)
Total other expense	(356,455)	(1,371)

Net loss	$(495,506)	$(491,512)

Basic and diluted earnings per share on net loss	$(0)	$(0)

Weighted average shares outstanding	550,425,206	411,478,970

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended June 30, 2020 and 2019 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2020	2,000,000	$20	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)
Issuance of common stock for services	–	–	4,000,000	40	14,360	–	14,400
Conversion of notes payable	–	–	16,292,915	163	55,459	–	55,622
Net loss	–	–	–	–	–	(495,506)	(495,506)
Balance June 30, 2020	2,000,000	$20	559,560,219	$5,597	$3,670,016	$(4,312,484)	$(636,851)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	$20	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738
Sale of common stock for cash	–	–	13,281,250	133	84,867	–	85,000
Issuance of common stock for services	–	–	71,000,000	710	453,690	–	454,400
Issuance of common stock as part of business combination	–	–	14,000,000	140	89,460	–	89,600
Net Loss	–	–	–	–	–	(491,512)	(491,512)
Balance June 30, 2019	2,000,000	$20	475,901,360	$4,759	$3,252,590	$(2,971,143)	$286,226

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	June 30,	June 30,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(495,506)	$(491,512)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	14,400	454,400
Depreciation and amortization	32,972	3,312
Loss on settlement of debt	18,281	–
Gain on forgiveness of loan	(5,040)	–
Amortization of debt discount	51,651	–
Loss on change in fair value of derivative liabilities	275,432	–
Changes in operating assets & liabilities
Prepaid expenses	140	–
Inventory	–	4,506
Accounts payable and accrued liabilities	(6,948)	(8,643)
Deferred revenue	7,293	–
Net cash used in operating activities	(107,325)	(37,937)

Cash Flows from Investing Activities
Business acquisitions	–	(10,000)
Payments to related parties	(470)	(49,785)
Capital expenditures	(1,084)	–
Net cash used in investing activities	(1,554)	(59,785)

Cash Flows from Financing Activities
Proceeds from notes payable	122,800	–
Repayments related to payable due for business combinations	(5,000)	–
Payment to note payable	(63)	–
Issuance of common stock	–	85,000
Net cash provided by financing activities	117,166	85,000

Increase in Cash	8,287	(12,722)

Cash at beginning of period	46,729	27,579

Cash (and equivalents) at end of period	$55,016	$14,857

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable to equity	$48,281	$59,400
Assets acquired	$–	$59,000

See accompanying notes to the unaudited consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at June 30, 2020 and 2019, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of June 30, 2020, there were no charges to goodwill impairment.

Other income

During the three months ended June 30, 2020, the Company received $2,000 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended June 30, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2020 and March 31, 2020, the Company had outstanding balances of Finished Goods Inventory of $7,256 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of June 30, 2020 the convertible notes are indexed to 277,598,000 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Basic and diluted
Net loss	$(495,506)	$(491,512)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	550,425,206	411,478,970

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2020 there were no options outstanding.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. For the three months ended June 30, 2020, the Company had a net loss of $495,506, had net cash used in operating activities of $105,728, had negative working capital of $1,204,505, accumulated deficit of $4,312,484 and stockholders’ deficit of $636,851. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the three months ended June 30, 2020 and 2019 are as follows:

	For the three months ended
	June 30,	June 30,
	2020 (Unaudited)	2019 (Unaudited)
Live events	$59	$85,636
Gym revenue	59,962	–
Net sales	$60,621	$85,636

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at June 30, 2020 and March 31, 2020:

	As of	As of
	June 30, 2020	March 31, 2020

Gym equipment	$163,147	$163,147
Cages	124,025	124,025
Event assets	61,319	61,319
Production equipment	30,697	30,697
Electronics hardware and software	12,929	11,845
Trucks trailers and vehicles	11,210	11,210
	403,327	402,243
Less: accumulated depreciation	(69,793)	(50,850)
	$333,534	$351,393

Depreciation expense related to these assets for the three months ended June 30, 2020 and 2019 amounted to $18,943 and $3,312, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at June 30, 2020:

	As of	As of
	June 30, 2020	March 31, 2020

Licenses	$142,248	$142,248
Customer relationships	83,000	83,000
	225,248	225,248
Less: accumulated amortization	(42,326)	(28,297)
	$182,922	$196,951

Licenses are amortized over five years, whereas customer relationships are amortized over three years. Amortization expense related to these assets for the three months ended June 30, 2020 and 2019 amounted to $14,029 and $0, respectively.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2021	$42,087
Fiscal year ended March 31, 2022	56,116
Fiscal year ended March 31, 2023	49,200
Fiscal year ended March 31, 2024	28,450
Fiscal year ended March 31, 2025	7,069
Total	$182,922

NOTE 7 – BUSINESS ACQUISITIONS

United Combat League, UCL MMA LLC

Effective May 1, 2019, the Company completed its previously announced acquisition of 100% of the equity interest in United Combat League, LLC (“UCL”), in an effort to execute its strategy of developing and building a Premier Development League for the Mixed Martial Arts (“MMA”) marketplace. The purchase price was $20,000 in cash and 6,000,000 shares of Restricted Common Stock issuable to Michael Davis, the seller of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of June 30, 2020, the $10,000 cash consideration has been paid in full.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Pinnacle Combat LLC- Acquisition

On July 15, 2019, to be effective June 29, 2019, the Company completed an acquisition of 100% of the equity interest in Pinnacle Combat LLC of Iowa (“Pinnacle”), in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 8,000,000 shares of Restricted Common Stock, 5,000,000 to be issued to Harry Maglaris and 3,000,000 to be issued to Ken Rigdon, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of June 30, 2020, the $10,000 cash consideration has been paid in full.

Consideration
Cash	$20,000
8,000,000 shares of common stock issued to the sellers valued using an observable market price	62,400
Total consideration	$82,400

Fair values of identifiable net assets:
Property & equipment:
Cages	$54,000
Event asset (barriers)	3,420
Truck/trailer	1,710
Venture lighting system	14,250
Total identifiable net assets	73,380

Intangible assets:
Licenses for the right to hold fight events	34,048

Fair value of liabilities assumed:
Credit card liability	25,028

Fair value of net identifiable assets (liabilities) acquired	$82,400

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Strike Hard Productions LLC- Acquisition

On September 1, 2019, the Company completed an acquisition of 100% of the equity interest in Strike Hard Productions LLC, a fighting promotion business, in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 9,000,000 shares of Restricted Common Stock, 3,000,000 Restricted Shares issued to be issued to David Elder, 3,000,000 Restricted Common Shares to be issued to James Sullivan and 3,000,000 Restricted Common Shares to be issued to Matt Leavell, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of June 30, 2020, the $10,000 cash consideration has been paid in full.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

One More Gym LLC

On January 6, 2020, the Company completed an acquisition of 100% of the equity interest in One More Gym LLC (“1MG”), a gym. The purchase price was $30,000 in cash and 6,000,000 shares of Restricted Common Stock (valued at $31,800 or $0.0053 per share), 6,000,000 shares to be issued to BHC Management LLC, the seller of the equity interest in the acquisition. As of June 30, 2020, the Company owes $10,000 in cash consideration to BHC Management.

Consideration
Cash	$30,000
6,000,000 shares of common stock issued to the sellers valued using an observable market price	31,800
Total consideration	$61,800

Fair values of identifiable net assets:
Property & equipment:
Cash	$2,392
Gym equipment	149,703
Inventory	10,000

Intangible assets:
Customer relationships	83,000

Fair value of liabilities assumed:
Liabilities	130,712

Fair value of net identifiable assets (liabilities) acquired	$114,383

Gain on bargain purchase	$52,583

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The intangible assets – customer relationships are being amortized over their estimated life, currently expected to be three years.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of June 30, 2020 and March 31, 2020:

	As of	As of
	June 30,	March 31,
	2020	2020
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	$–	$14,000
Note Payable PPP SBA Loan	15,600	–
SBA EIDL Loan	10,000	–
SBA Loan Payable B2 Digital	97,200	–
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	–
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	60,000
Brian Cox 401K	19,742	21,970
SBA Loan (One More Gym, LLC)	71,314	74,757
Total notes payable	257,856	170,727
Less: short-term	(151,250)	(14,000)
Total	$106,606	$156,727

On May 8, 2020, WLES LP LLC converted $30,000 of its $60,000 notes payable into 12,000,000 shares of common stock. As a result the Company recorded a loss on settlement of debt in the amount of $18,281.

During the three months ended June 30, 2020, the Company repaid $2,228 on its loan payable to Brian Cox.

During the three months ended June 30, 2020, the bank forgave $3,443 in principal and $1,597 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $3,443 in gain on forgiveness of loan.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of June 30, 2020:

Note	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 1	10/4/2019	10/4/2020	8%	$74,659	$6,005	$68,654
Note 2	10/31/2019	12/15/2020	8%	208,000	37,602	170,398
Note 3	12/5/2019	12/5/2020	8%	62,000	9,017	52,983
Note 4	12/31/2019	12/31/2020	8%	62,000	6,282	55,718
Note 5	1/27/2020	1/27/2021	8%	184,000	18,985	165,015
Note 6	2/19/2020	2/19/2021	8%	78,000	11,859	66,141
Note 7	3/10/2020	3/10/2021	8%	78,000	14,448	63,552
				$746,659	$104,198	$642,461

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Total
Compound embedded derivative	$26,395	$68,030	$15,893	$10,812	$25,834	$14,095	$17,636	$178,695
Convertible notes payable	48,605	133,970	44,107	49,188	152,666	60,905	57,364	546,805
Original issue discount	7,000	6,000	2,000	2,000	5,500	3,000	3,000	28,500
Face value	$82,000	$208,000	$62,000	$62,000	$184,000	$78,000	$78,000	$754,000

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the three months ended June 30, 2020 is as follows:

Note	Interest Expense	Accrued Interest Balance	Amortization of Debt Discount
Note 1	$1,201	$4,418	$12,863
Note 2	4,149	10,105	15,696
Note 3	1,237	2,827	4,004
Note 4	1,237	2,473	2,898
Note 5	3,670	6,251	7,524
Note 6	1,556	2,257	3,967
Note 7	1,556	1,915	4,699
	$14,606	$30,246	$51,651

On April 23, 2020, GS Capital converted $7,341 in principal of the October 4, 2019 $84,000 face value note into 4,292,915 shares of common stock.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2020:

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	277,598,000	$(334,222)
Total	277,598,000	$(334,222)

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended June 30, 2020:

The financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives	$(275,432)
Total gain (loss)	$(275,432)

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

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended June 30, 2020.

June 30, 2020
Balance at April 1, 2020	$58,790
Issuances:
Compound embedded derivatives	–
Loss on changes in fair value inputs and assumptions reflected in income	275,432
Balance at June 30, 2020	$334,222

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 11 - EQUITY

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

Common Stock

Common Stock Issuances for the three months ended June 30, 2019

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

Common Stock Issuances for the three months ended June 30, 2020

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

NOTE 12 –LEASES

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 14 - SUBSEQUENT EVENTS

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

Common Stock Issuances

On August 18, 2020, the Company sold 13,333,334 shares of common stock for $100,000, or $0.0075 per share.

On August 18, 2020, the Company issued 5,071,885 shares of common stock in conversion of $7,500 in principal and $488 of accrued interest.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020 filed on August 19, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at June 30, 2020 and 2019, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of June 30, 2020, there were no impairment charges.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended June 30, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2020 and March 31, 2020, the Company had outstanding balances of Finished Goods Inventory of $7,256 and $7,256, respectively.

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

The following table sets for the computation of basic and diluted earnings per share the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Basic and diluted
Net loss	$(495,506)	$(491,512)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	550,425,206	411,478,970

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2020, there were no options outstanding.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue

We had revenues of $60,021 for the three months ended June 30, 2020 versus revenues of $85,636 for the three months ended June 30, 2019. There was a decrease of $85,577 in live event revenue due to the effects of COVID-19. There was an increase in gym revenue of 59,962, or 100% as the Company acquired a gym since the comparative period.

Cost of Sales

We incurred cost of sales of $1,312 for the three months ended June 30, 2020 versus cost of sales of $61,952 for the three months ended June 30, 2019. The decrease of $60,640 is due to a decrease in live events due to the effects of COVID-19.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $164,788 for the three months ended June 30, 2020 versus general and administrative expenses of $510,513 for the three months ended June 30, 2019. The decrease of $345,725 was primarily due to decreased operations as a result of COVID-19 and stock-based compensation of $454,400.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $32,972 for the three months ended June 30, 2020 versus depreciation expense of $3,312 for the three months ended June 30, 2019. The increase of $29,600 was due to the purchase of fixed and intangible assets a result of business acquisitions.

Other Income (Expense)

Other Expense

Our other income and expenses include interest expense, gain on forgiveness of loan, grant income, loss on settlement of debt, and change in fair value of derivative liabilities. The increase of $356,455 was primarily due to interest expense and changes in fair value of derivative instruments.

Net Losses

We incurred a net loss of $495,506 for the three months ended June 30, 2020 versus a net loss of $491,512 for the three months ended June 30, 2019.

Current Liquidity and Capital Resources for the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	2020	2019
Summary of Cash Flows:
Net cash used by operating activities	$(107,325)	$(37,937)
Net cash used by investing activities	(1,554)	(59,785)
Net cash provided by financing activities	117,166	85,000
Net increase (decrease) in cash and cash equivalents	8,287	(12,722)
Beginning cash and cash equivalents	46,729	27,579
Ending cash and cash equivalents	$55,016	$14,857

Operating Activities

Cash used in operations of $107,325 during the three months ended June 30, 2020 was primarily a result of our $495,506 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $37,937 during the three months ended June 30, 2019 was primarily a result of our $491,512 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2020 of $1,554 resulted from the from the payments to related parties in the amount of $470 and capital expenditures in the amount of $1,084. Net cash used in investing activities for the three months ended June 30, 2019 of $59,785 resulted from business acquisitions in the amount of $10,000 and payments to related parties in the amount of $49,785.

Financing Activities

Net cash provided by financing activities was $117,166 for three months ended June 30, 2020, which consisted of $122,800 from proceeds from the issuance of notes payable, $5,000 in payments related to payable due for business acquisitions, and $2,231 payment on notes payable. Net cash provided by financing activities was $85,00 for three months ended June 30, 2019, which consisted of $85,000 in proceeds from the issuance of common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended June 30, 2020, the Company had a net loss of $495,506, had net cash used in operating activities of $107,325, and had negative working capital of $1,204,505. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2020. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, two lenders converted a portion of their promissory notes into an aggregate of 16,292,915 shares of the Company’s Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

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

B2Digital, Incorporated

Date: August 19, 2020	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

