Form 10-Q
period 2020-09-30
B2Digital, Inc.
filed 2020-11-02
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on November 2, 2020, was 707,413,262.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated

3

B2Digital, Incorporated

Consolidated Balance Sheets

	As of September 30, 2020	As of March 31, 2020
Assets
Current assets
Cash and cash equivalents	$61,571	$46,729
Inventory	1,445	7,256
Deposits and prepaid expenses	5,445	3,120
Total current assets	68,461	57,105

Property and equipment, net of accumulated depreciation	428,168	351,393
Intangible assets, net of accumulated amortization	181,353	196,951
Goodwill	172,254	172,254
Total Assets	$850,236	$777,703

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$162,309	$131,700
Deferred revenue	40,588	13,992
Note payable- current maturity	122,800	34,162
Note payable- in default	14,000	–
Payable due for business acquisitions	–	15,000
Convertible notes payable	726,953	598,150
Derivative liabilities	599,454	58,790
Due to shareholder	241	711
Total current liabilities	1,666,345	852,505

Note payable- long-term	115,327	136,565

Total Liabilities	1,781,672	989,070

Commitments and contingencies (Note 13)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 40,000,000 shares of Series B designated and none outstanding; 2,000,000 shares of Series A, convertible into 240 shares of common stock issued and outstanding at September 30, 2020 and March 31, 2020, respectively; 8,000,000 shares are undesignated	20	20
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 658,957,259 and 539,267,304 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	6,590	5,394
Additional paid in capital	4,643,791	3,600,197
Accumulated deficit	(5,581,837)	(3,816,978)
Total Stockholders' Deficit	(931,436)	(211,367)
Total Liabilities and Stockholders' Deficit	$850,236	$777,703

See accompanying notes to the unaudited consolidated financial statements.

B2 Digital, Incorporated

Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenue:
Live event revenue	$30,318	$96,275	$30,377	$181,911
Gym revenue	105,609	–	165,571	–
Total revenue	135,927	96,275	195,948	181,911

Cost of sales	47,907	73,588	49,219	135,540

Gross profit	88,020	22,687	146,729	46,371

General and administrative corporate expenses
General & administrative expenses	675,129	349,297	839,917	859,810
Depreciation and amortization expense	33,883	6,741	66,855	10,053
Total general and administrative corporate expenses	709,012	356,038	906,772	869,863

Loss from continuing operations	(620,992)	(333,351)	(760,043)	(823,492)

Other income (expense):
Gain on forgiveness of loan	5,040	–	10,080	–
Grant income	–	–	2,000	–
Loss on settlement of debt	–	–	(18,281)	–
Loss on forgiveness of notes receivable	–	(27,000)	–	(27,000)
Loss on modification of debt	–	(50,756)	–	(50,756)
Loss on extinguishment of debt	(64,194)	–	(64,194)	–
Change in fair value of derivatives	(511,975)	–	(787,407)	–
Interest expense	(77,232)	(2,308)	(147,014)	(3,679)
Total other income (expense)	(648,361)	(80,064)	(1,004,816)	(81,435)

Net loss	$(1,269,353)	$(413,415)	$(1,764,859)	$(904,927)

Basic and diluted earnings per share on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	597,871,392	528,339,793	574,198,491	471,101,799

See accompanying notes to the unaudited consolidated financial statements.

B2 Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three and Six Months Ended September 30, 2020 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2020	2,000,000	20	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)

Issuance of common stock for services	–	–	4,000,000	40	14,360	–	14,400

Conversion of notes payable	–	–	16,292,915	163	55,459	–	55,622

Net loss	–	–	–	–	–	(495,506)	(495,506)

Balance June 30, 2020	2,000,000	20	559,560,219	5,597	3,670,016	(4,312,484)	(636,851)

Sale of common stock	–	–	62,000,002	620	464,380	–	465,000

Issuance of common stock for services	–	–	11,733,333	117	74,816	–	74,933

Conversion of notes payable	–	–	25,663,705	256	434,579	–	434,835

Net loss	–	–	–	–	–	(1,269,353)	(1,269,353)

Balance September 30, 2020	2,000,000	20	658,957,259	$6,590	$4,643,791	$(5,581,837)	$(931,436)

See accompanying notes to the unaudited consolidated financial statements.

B2 Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity

For the Three and Six Months Ended September 30, 2019 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	20	377,620,110	$3,776	2,624,573	(2,479,631)	$148,738

Sale of common stock	–	–	13,281,250	133	84,867	–	85,000

Issuance of common stock for services	–	–	71,000,000	710	453,690	–	454,400

Issuance of common stock as part of business combination	–	–	14,000,000	140	89,460	–	89,600

Net Loss	–	–	–	–	–	(491,512)	(491,512)

Balance June 30, 2019	2,000,000	20	475,901,360	4,759	3,252,590	(2,971,143)	286,226

Sale of common stock	–	–	49,218,750	492	314,508	–	315,000

Issuance of common stock for services	–	–	36,500,000	365	233,235	–	233,600

Issuance of common stock as part of business combination	–	–	9,000,000	90	57,510	–	57,600

Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	–	–	(7,500,000)	(75)	(47,925)	–	(48,000)

Loss from modification of debt	–	–	–	–	50,756	–	50,756

Net loss	–	–	–	–	–	(413,415)	(413,415)

Balance September 30, 2019	2,000,000	20	563,120,110	$5,631	3,860,674	(3,384,558)	$481,767

See accompanying notes to the unaudited consolidated financial statements.

B2 Digital, Incorporated

Consolidated Statements of Cash Flows

	For the six months ended
	September 30,	September 30,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(1,764,859)	$(904,927)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	89,333	688,000
Depreciation and amortization expense	66,855	10,053
Loss on forgiveness of notes receivable	–	27,000
Loss on settlement of debt	18,281	–
Loss on extinguishment of debt	64,194	50,756
Gain on settlement of debt	(10,080)	–
Grant income	(2,000)	–
Amortization of debt discount	103,266	–
Changes in fair value of compound embedded derivative	787,407	–
Changes in operating assets & liabilities
Prepaid expenses	(2,325)	(19,329)
Inventory	5,811	–
Accounts payable and accrued liabilities	42,581	(36,495)
Deferred revenue	26,597	–
Net cash used by operating activities	(574,939)	(184,942)

Cash Flows from Investing Activities
Payments to related parties	(470)	(174,245)
Capital expenditures	(128,031)	(31,985)
Net cash used by investing activities	(128,501)	(206,230)

Cash Flows from Financing Activities
Proceeds from notes payable	122,766	–
Proceeds from convertible notes payable	150,000	–
Repayments related to payable due for business combinations	(15,000)	–
Payment to note payable	(4,484)	–
Issuance of common stock	465,000	400,000
Net cash provided by financing activities	718,282	400,000

Increase in Cash	14,842	8,828

Cash at beginning of period	46,729	27,579

Cash (and equivalents) at end of period	$61,571	$36,407

Supplemental Cash Flow Information
Cash paid for interest	$599	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable to equity	$490,457	$59,400

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at September 30, 2020 and 2019, respectively.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of September 30, 2020, there were no charges to goodwill impairment.

Other income

During the six months ended September 30, 2020, the Company received $2,000 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six months ended September 30, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2020 and March 31, 2020, the Company had outstanding balances of finished goods inventory of $1,445 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of September 30, 2020, the convertible notes are indexed to 183,301,670 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the six months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Basic and diluted
Net loss	$(1,764,859)	$(904,927)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	574,198,491	471,101,799

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2020, there were no options outstanding.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended September 30, 2020, the Company had a net loss of $1,764,859, had net cash used in operating activities of $574,939, had negative working capital of $1,597,844, accumulated deficit of $5,581,837 and stockholders’ deficit of $931,436. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE

The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Live event revenue primarily includes ticket and beverage sales before and during the live events. Sponsorship revenue is also recognized when the live event takes place. Any revenue received for events that have yet to take place are recorded in deferred revenue. Gym revenue comprises primarily of membership dues and subscription. Other gym revenue includes personal training, group fitness and meal planning.

Information about the Company’s net sales by revenue type for the six months ended September 30, 2020 and 2019 are as follows:

	For the six months ended
	September 30,	September 30,
	2020 (Unaudited)	2019 (Unaudited)
Live events	$30,377	$181,911
Gym revenue	165,571	–
Net sales	$195,948	$181,911

	For the three months ended
	September 30,	September 30,
	2020 (Unaudited)	2019 (Unaudited)
Live events	$30,318	$96,275
Gym revenue	105,609	–
Net sales	$135,927	$96,275

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at September 30, 2020 and March 31, 2020:

	As of	As of
	September 30, 2020	March 31, 2020

Gym equipment	$170,500	$163,147
Cages	124,025	124,025
Event assets	93,121	61,319
Furniture and fixtures	2,500	0
Production equipment	30,697	30,697
Electronics hardware and software	31,254	11,845
Trucks trailers and vehicles	65,592	11,210
	517,689	402,243
Less: accumulated depreciation	(89,521)	(50,850)
	$428,168	$351,393

Depreciation expense related to these assets for the six months ended September 30, 2020 and 2019 amounted to $38,672 and $10,053, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at September 30, 2020:

	As of	As of
	September 30, 2020	March 31, 2020

Licenses	$142,248	$142,248
Software/website development	12,585	–
Customer relationships	83,000	83,000
	237,833	225,248
Less: accumulated amortization	(56,480)	(28,297)
	$181,353	$196,951

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the six months ended September 30, 2020 and 2019 amounted to $28,183 and $0, respectively.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2021	$30,156
Fiscal year ended March 31, 2022	60,311
Fiscal year ended March 31, 2023	53,395
Fiscal year ended March 31, 2024	30,422
Fiscal year ended March 31, 2025	7,069
Total	$181,353

NOTE 7 – BUSINESS ACQUISITIONS

United Combat League, UCL MMA LLC

Effective May 1, 2019, the Company completed its previously announced acquisition of 100% of the equity interest in United Combat League, LLC (“UCL”), in an effort to execute its strategy of developing and building a Premier Development League for the Mixed Martial Arts (“MMA”) marketplace. The purchase price was $20,000 in cash and 6,000,000 shares of Restricted Common Stock issuable to Michael Davis, the seller of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of September 30, 2020, the $10,000 cash consideration has been paid in full.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The value of the consideration was $59,000 of which $20,000 was in cash and $39,000 as the fair value of the 6,000,000 shares of common stock. The Company assigned a fair value of $59,000 to the intangible assets – licenses. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

Pinnacle Combat LLC- Acquisition

On July 15, 2019, to be effective June 29, 2019, the Company completed an acquisition of 100% of the equity interest in Pinnacle Combat LLC of Iowa (“Pinnacle”), in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 8,000,000 shares of Restricted Common Stock, 5,000,000 to be issued to Harry Maglaris and 3,000,000 to be issued to Ken Rigdon, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of September 30, 2020, the $10,000 cash consideration has been paid in full.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The value of the consideration was $82,400 of which $20,000 was in cash and $62,400 as the fair value of the 8,000,000 shares of common stock. The fair value of the next identifiable assets which consisted of property and equipment amounted to $73,380. The fair value of the liability assumed which consisted of a credit card liability amounted to $25,028. The Company assigned a fair value of $34,048 in intangible assets – licenses. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Strike Hard Productions LLC- Acquisition

On September 1, 2019, the Company completed an acquisition of 100% of the equity interest in Strike Hard Productions LLC, a fighting promotion business, in an effort to execute its strategy of developing and building a Premier Development League for the MMA marketplace. The purchase price was $20,000 in cash and 9,000,000 shares of Restricted Common Stock, 3,000,000 Restricted Shares issued to be issued to David Elder, 3,000,000 Restricted Common Shares to be issued to James Sullivan and 3,000,000 Restricted Common Shares to be issued to Matt Leavell, collectively the sellers of the equity interest in the acquisition. The Company is required to pay the cash consideration in three payments as follows: (i) $10,000 on or before 10 calendar days after the execution date of the agreement, (ii) $5,000 on or before 45 calendar days after the execution date of the agreement, and (iii) $5,000 on or before 90 calendar days after the execution date of the agreement. As of September 30, 2020, the $10,000 cash consideration has been paid in full.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The value of the consideration was $82,400 of which $20,000 was in cash and $62,400 as the fair value of the 9,000,000 shares of common stock. The fair value of the next identifiable assets which consisted of property and equipment amounted to $23,000. The Company assigned a fair value of $49,200 in intangible assets – licenses. The intangible assets - licenses are being amortized over their estimated life, currently expected to be five years.

One More Gym LLC

On January 6, 2020, the Company completed an acquisition of 100% of the equity interest in One More Gym LLC (“1MG”), a gym. The purchase price was $30,000 in cash and 6,000,000 shares of Restricted Common Stock (valued at $31,800 or $0.0053 per share), 6,000,000 shares to be issued to BHC Management LLC, the seller of the equity interest in the acquisition. As of September 30, 2020, the Company owes $10,000 in cash consideration to BHC Management.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The value of the consideration was $61,800 of which $20,000 was in cash and $31,800 as the fair value of the 6,000,000 shares of common stock. The fair value of the next identifiable assets which consisted of cash of $2,392 and property and equipment of $159,703, amounted to $162,095. The Company assigned a fair value of $83,000 in intangible assets – customer relationships. The intangible assets – customer relationships are being amortized over their estimated life, currently expected to be three years. The Company recorded a gain on bargain purchase of $52,583.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of September 30, 2020 and March 31, 2020:

	As of	As of
	September 30,	March 31,
	2020	2020
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	$–	$14,000
Note Payable PPP SBA Loan	15,600	–
SBA EIDL Loan	10,000	–
SBA Loan Payable B2 Digital	97,200	–
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	–
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	60,000
Brian Cox 401K	17,486	21,970
SBA Loan (One More Gym, LLC)	67,841	74,757
Total notes payable	252,127	170,727
Less: long-term	(115,327)	(34,162)
Total	$136,800	$136,565

On May 8, 2020, WLES LP LLC converted $30,000 of its $60,000 notes payable into 12,000,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt in the amount of $18,281.

During the six months ended September 30, 2020, the Company repaid $4,484 on its loan payable to Brian Cox.

During the six months ended September 30, 2020, the bank forgave $6,949 in principal and $3,132 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $10,080 in gain on forgiveness of loan.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of September 30, 2020:

Note*	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 2	10/31/2019	12/15/2020	8%	$208,000	$19,945	$188,055
Note 3	12/5/2019	12/5/2020	8%	62,000	4,685	57,315
Note 4	12/31/2019	12/31/2020	8%	62,000	3,225	58,775
Note 5	1/27/2020	1/27/2021	8%	184,000	11,101	172,899
Note 6	2/19/2020	2/19/2021	8%	78,000	7,640	70,360
Note 7	3/10/2020	3/10/2021	8%	78,000	9,374	68,626
Note 8	8/4/2020	8/4/2021	8%	156,000	45,077	110,923
				$828,000	$101,047	$726,953

* Note 1 in the amount of $82,000 was fully converted as of September 30, 2020.

Between October 4, 2019 and August 4, 2020, the Company issued to GS Capital Partners, LLC, an accredited investor (“GS Capital”), Convertible Promissory Notes aggregating a principal amount of $910,000. The Company received an aggregate net proceeds of $875,500 after $34,500 in original note discount. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the date on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment to GS Capital as set forth in the agreements.

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

SEPTEMBER 30, 2020

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Total
Compound embedded derivative	$26,395	$68,030	$15,893	$10,812	$25,834	$14,095	$17,636	$42,463	$221,156
Convertible notes payable	48,605	133,970	44,107	49,188	152,666	60,905	57,364	107,537	654,344
Original issue discount	7,000	6,000	2,000	2,000	5,500	3,000	3,000	6,000	34,500
Face value	$82,000	$208,000	$62,000	$62,000	$184,000	$78,000	$78,000	$156,000	$910,000

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the six months ended September 30, 2020 is as follows:

Note	Interest Expense	Accrued Interest Balance	Amortization of Debt Discount	Unamortized Discount
Note 1	$1,015	$–	$18,870	$0
Note 2	8,343	13,958	33,352	19,945
Note 3	2,487	4,077	8,335	4,685
Note 4	2,487	3,723	5,955	3,225
Note 5	7,380	9,961	15,408	11,101
Note 6	3,129	3,829	8,186	7,640
Note 7	3,129	3,488	9,774	9,374
Note 8	6,975	6,975	3,386	45,077
	$34,945	$46,011	$103,266	$101,047

On April 23, 2020, GS Capital converted $7,000 in principal and $341 in accrued interest of the October 4, 2019 $84,000 face value note into 4,292,915 shares of common stock. On July 31, 2020, GS Capital converted $7,500 in principal and $488 in accrued interest of the October 4, 2019 $84,000 face value note into 5,071,885 shares of common stock. On August 20, 2020, GS Capital converted $12,500 in principal and $871 in accrued interest of the October 4, 2019 $84,000 face value note into 8,468,394 shares of common stock. On September 9, 2020, GS Capital converted $55,000 in principal and $4,075 in accrued interest of the October 4, 2019 $84,000 face value note into 12,123,426 shares of common stock. As a result of the August and September conversions, the Company recorded $64,194 as loss on extinguishment of debt.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2020:

	September 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	183,301,670	$(599,454)
Total	183,301,670	$(599,454)

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended September 30, 2020:

The financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives	$(787,407)
Total gain (loss)	$(787,407)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2020:

The financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives	$(511,975)
Total gain (loss)	$(511,975)

The Company’s Convertible Promissory Notes issued on October 4, 2019, October 31, 2019, December 5, 2019, December 31, 2019, January 27, 2020, February 19, 2020, March 10, 2020 and August 4, 2020, respectively, gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended September 30, 2020.

September 30, 2020
Balance at April 1, 2020	$58,790
Issuances:
Compound embedded derivatives	42,463
Conversions	(289,206)
Loss on changes in fair value inputs and assumptions reflected in income	787,407
Balance at September 30, 2020	$599,454

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Common Stock

Common Stock Issuances for the six months ended September 30, 2019

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

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Common Stock Issuances for the six months ended September 30, 2020

On April 23, 2020, the Company issued 4,292,915 shares of stock to GS Capital in exchange for the conversion of $7,341 in convertible note principal.

On May 8, 2020, the Company issued 12,000,000 shares of stock to WLES LP LLC in exchange for the conversion of $30,000 in convertible note principal. The 12,000,000 shares were valued at $48,281 resulting in a loss on settlement of debt in the amount of $18,281.

On June 16, 2020, the Company issued 4,000,000 shares of common stock to Veyo Partners LLC in exchange for investor relation services valued at $14,400 or $0.0036 per share.

On July 10, 2020, the Company issued 4,000,000 shares of common stock to Veyo Partners LLC in exchange for investor relation services valued at $14,000 or $0.0035 per share.

On July 31, 2020, GS Capital converted $7,500 in principal and $488 in accrued interest of the October 4, 2019 $84,000 face value note into 5,071,885 shares of common stock. The 5,071,885 shares were valued at $16,558. The Company recorded the removal of the $7,500 in principal, $488 in interest, and $8,570 in derivative liabilities resulting in no gain or loss.

On August 10, 2020, the Company issued 4,000,000 shares of common stock to Veyo Partners LLC in exchange for investor relation services valued at $34,800 or $0.0087 per share.

On August 13, 2020, the Company sold 13,333,334 shares of common stock for $100,000 or $0.0075 per share.

On August 19, 2020, the Company sold 13,333,334 shares of common stock for $100,000 or $0.0075 per share.

On August 20, 2020, GS Capital converted $12,500 in principal and $871 in accrued interest of the October 4, 2019 $84,000 face value note into 8,468,394 shares of common stock. The 8,468,394 shares were valued at $155,914. After recording the removal of the $12,500 in principal, $871 in interest, and $138,647 in derivative liabilities, the Company recorded $3,896 as loss on extinguishment of debt.

On September 1, 2020, the Company sold 13,333,334 shares of common stock for $100,000 or $0.0075 per share.

On September 9, 2020, GS Capital converted $55,000 in principal and $4,075 in accrued interest of the October 4, 2019 $84,000 face value note into 12,123,426 shares of common stock. The 12,123,426 shares were valued at $262,363. After recording the removal of the $55,000 in principal, $4,075 in interest, and $142,990 in derivative liabilities, the Company recorded $60,298 as loss on extinguishment of debt.

On September 14, 2020, the Company sold 22,000,000 shares of common stock for $165,000 or $0.0075 per share.

On September 30, 2020, the Company issued 3,733,333 shares of common stock for services valued at $26,133 or $0.0070 per share.

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

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Note

On October 2, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $205,000. The Company received net proceeds of $195,000 after a $10,000 original note discount. The note has a maturity date of October 2, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

On October 15, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $172,000. The Company received net proceeds of $165,000 after a $7,000 original note discount. The note has a maturity date of October 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

B2Digital, Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Common Stock Issuances

On October 1, 2020, the Company issued 33,934,759 shares of common stock in conversion of $108,000 in principal and $7,196 of accrued interest.

On October 15, 2020, the Company issued 14,521,245 shares of common stock in conversion of $45,000 in principal and $3,136 of accrued interest.

Lease

On October 1, 2020, the Company, under its subsidiary ONE More Gym LLC, entered into a facilities lease for 25,000 square feet in Kokomo, Indiana. The initial lease term is for five years and the lease commencement date is October 1, 2020. The Company will receive the first month’s rent free and will pay lease payments as follows:

Annual Lease Payments
Period
Year 1	$87,500
Year 2	91,875
Year 3	96,469
Year 4	101,292
Year 5	101,292
Total	$478,428

The Company will analyze the lease to determine proper accounting in accordance with ASC 842.

Business Acquisition

Effective October 6, 2020, the Company completed an acquisition of 100% of the equity interest in CFit Indiana, Inc., doing business as Charter Fitness, a gym. Charter Fitness has two locations: one is Merrillville, Indiana and the other in Valparaiso, Indiana. The purchase price was $115,000 The initial accounting for this acquisition is not completed.

Common Stock Purchase Agreement

On October 21, 2020 the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Triton Funds, LP (“Triton”) (www.tritonfunds.com), the nation’s largest student venture investment fund, for an investment by Triton in the Company’s common equity of as much as $5 million. Triton has agreed to invest up to $2.5 million in common stock of B2Digital through the purchase of shares the Company has agreed to sell to Triton, subject to the terms and conditions set forth in the CSPA. In addition, in connection with the CSPA, Triton may invest up to an additional $2.5 million pursuant to warrant agreements.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at September 30, 2020 and 2019, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of September 30, 2020, there were no impairment charges.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended September 30, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2020 and March 31, 2020, the Company had outstanding balances of finished goods inventory of $1,445 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of September 30, 2020 the convertible notes are indexed to 183,301,670 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the six months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Basic and diluted
Net loss	$(1,764,859)	$(904,927)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	574,198,491	471,101,799

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2020, there were no options outstanding.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue

We had revenues of $135,927 for the three months ended September 30, 2020 versus revenues of $96,275 for the three months ended September 30, 2019. There was a decrease of $65,957 in live event revenue due to the effects of COVID-19. There was an increase in gym revenue of $105,609, or 100% as the Company acquired a gym since the comparative period.

Cost of Sales

We incurred cost of sales of $47,907 for the three months ended September 30, 2020 versus cost of sales of $73,588 for the three months ended September 30, 2019. The decrease of $25,681 is due to a decrease in live events due to the effects of COVID-19.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $675,129 for the three months ended September 30, 2020 versus general and administrative expenses of $349,297 for the three months ended September 30, 2019. The increase of $325,832 was primarily due to increased operations as a result of gym acquisitions, and investor relations and professional fees due to the growth of the business.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $33,883 for the three months ended September 30, 2020 versus depreciation expense of $6,741 for the three months ended September 30, 2019. The increase of $27,142 was due to the purchase of fixed and intangible assets a result of business acquisitions.

Other Income (Expense)

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on extinguishment of debt, change in fair value of derivative liabilities and interest expense. The increase of $568,297 was primarily due to interest expense and changes in fair value of derivative instruments.

Net Losses

We incurred a net loss of $1,269,353 for the three months ended September 30, 2020 versus a net loss of $413,415 for the three months ended September 30, 2019.

Results of Operations

Six Months Ended September 30, 2020 Compared to the Six Months Ended September 30, 2019

Revenue

We had revenues of $195,948 for the six months ended September 30, 2020 versus revenues of $181,911 for the six months ended September 30, 2019. There was a decrease of $151,534 in live event revenue due to the effects of COVID-19. There was an increase in gym revenue of $165,571, or 100% as the Company acquired a gym since the comparative period.

Cost of Sales

We incurred cost of sales of $49,219 for the six months ended September 30, 2020 versus cost of sales of $135,540 for the six months ended September 30, 2019. The decrease of $86,321 is due to a decrease in live events due to the effects of COVID-19.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $839,917 for the six months ended September 30, 2020 versus general and administrative expenses of $859,810 for the six months ended September 30, 2019. The decrease of $19,893 was a result of decreased live events due to COVID-19 but this decrease was partially offset by the increase in G&A at the gym.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $66,855 for the six months ended September 30, 2020 versus depreciation expense of $10,053 for the six months ended September 30, 2019. The increase of $56,802 was due to the purchase of fixed and intangible assets a result of business acquisitions.

Other Income (Expense)

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, grant income, loss on settlement of debt, loss on extinguishment of debt, change in fair value of derivative liabilities and interest expense. The increase of $923,381 was primarily due to interest expense and changes in fair value of derivative instruments.

Net Losses

We incurred a net loss of $1,764,859 for the six months ended September 30, 2020 versus a net loss of $904,927 for the six months ended September 30, 2019.

Current Liquidity and Capital Resources for the six months ended September 30, 2020 compared to the six months ended September 30, 2019

	2020	2019
Summary of Cash Flows:
Net cash used by operating activities	$(574,939)	$(184,942)
Net cash used by investing activities	(128,501)	(206,230)
Net cash provided by financing activities	718,282	400,000
Net increase in cash and cash equivalents	14,842	8,828
Beginning cash and cash equivalents	46,729	27,579
Ending cash and cash equivalents	$61,571	$36,407

Operating Activities

Cash used in operations of $574,939 during the six months ended September 30, 2020 was primarily a result of our $1,764,859 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, loss on settlement of debt, loss on extinguishment of debt, gain on settlement of debt, grant income, amortization of debt discount, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $184,942 during the six months ended September 30, 2019 was primarily a result of our $904,927 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, loss on settlement of debt, loss on extinguishment of debt, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2020 of $128,501 resulted from the from the payments to related parties in the amount of $470 and capital expenditures in the amount of $128,031. Net cash used in investing activities for the six months ended September 30, 2019 of $206,230 resulted from the payments to related parties in the amount of $174,245 and capital expenditures in the amount of $31,985.

Financing Activities

Net cash provided by financing activities was $718,282 for six months ended September 30, 2020, which consisted of $122,766 from proceeds from the issuance of notes payable, $150,000 from proceeds from the issuance of convertible notes payable, $15,000 in payments related to payable due for business acquisitions, $4,484 payment on notes payable, and $465,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $400,000 for six months ended September 30, 2019, which consisted of $400,000 in proceeds from the issuance of common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended September 30, 2020, the Company had a net loss of $1,764,859, had net cash used in operating activities of $574,939, had negative working capital of $1,597,844, accumulated deficit of $5,581,837 and stockholders’ deficit of $931,436. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2020. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued for Services

During the quarter ended September 30, 2020, the Company issued an aggregate of 11,733,333 shares of Common Stock in exchange for services valued at an aggregate of $74,933. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Shares Sold Pursuant to Regulation A

During the quarter ended September 30, 2020, the Company sold an aggregate of 62,000,002 shares of Common Stock for aggregate consideration of $465,000. These sales were made without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation A of the Securities Act. There were no sales commissions paid pursuant to this transaction.

Convertible Note

On August 4, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the principal amount of $156,000. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

Shares Issued Pursuant to Note Conversions

During the quarter ended September 30, 2020, lenders converted an aggregate of $80,434 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 25,663,705 shares of the Company’s Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

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

B2Digital, Incorporated

Date: November 2, 2020	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

