Form 10-Q
period 2020-12-31
B2Digital, Inc.
filed 2021-02-16
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on February 16, 2021, was 783,890,550.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated

3

B2Digital, Incorporated

Consolidated Balance Sheets

	As of December 31, 2020 (Unaudited)	As of March 31, 2020
Assets
Current assets
Cash and cash equivalents	$74,772	$46,729
Inventory	2,020	7,256
Deposits and prepaid expenses	7,537	3,120
Total current assets	84,329	57,105

Operating lease right-of-use asset	710,326	–
Property and equipment, net of accumulated depreciation	592,574	351,393
Intangible assets, net of accumulated amortization	233,211	196,951
Goodwill	172,254	172,254
Total Assets	$1,792,694	$777,703

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$201,608	$131,700
Deferred revenue	82,531	13,992
Related party advance	7,950	–
Note payable- current maturity	122,800	34,162
Note payable- in default	14,000	–
Payable due for business acquisitions	–	15,000
Convertible notes payable, net of discount	956,877	598,150
Derivative liabilities	739,574	58,790
Due to shareholder	22,391	711
Lease liability, current	160,678	–
Total current liabilities	2,308,409	852,505

Lease liability, long-term	551,695	–
Note payable- long-term	107,993	136,565

Total Liabilities	2,968,097	989,070

Commitments and contingencies (Note 13)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 240 shares of common stock issued and outstanding at December 31, 2020 and March 31, 2020,	20	20
Series B: 40,000,000 shares convertible into 80,000,000 shares of common stock 40,000,000 and 0 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	400	–
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 730,864,213 and 539,267,304 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	7,309	5,394
Additional paid in capital	5,376,861	3,600,197
Accumulated deficit	(6,559,993)	(3,816,978)
Total Stockholders' Deficit	(1,175,403)	(211,367)
Total Liabilities and Stockholders' Deficit	$1,792,694	$777,703

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Revenue:
Live event revenue	$82,524	$169,363	$112,901	$351,274
Gym revenue	218,025	–	383,596	–
Total revenue	300,549	169,363	496,497	351,274

Cost of sales	102,722	126,737	151,941	262,277

Gross profit	197,827	42,626	344,556	88,997

General and administrative corporate expenses
General & administrative expenses	1,147,001	256,889	1,986,918	1,116,699
Depreciation and amortization expense	52,516	10,192	119,371	20,245
Total general and administrative corporate expenses	1,199,517	267,081	2,106,289	1,136,944

Loss from continuing operations	(1,001,690)	(224,455)	(1,761,733)	(1,047,947)

Other income (expense):
Gain on forgiveness of loan	–	–	10,080	–
Gain on bargain purchase	91,870	–	91,870	–
Grant income	–	–	2,000	–
Loss on settlement of debt	–	–	(18,281)	–
Loss on forgiveness of notes receivable	–	(54,887)	–	(81,887)
Loss on modification of debt	–	–	–	(50,756)
Loss on extinguishment of debt	(6,670)	–	(70,864)	–
Loss (gain) on fair value of derivatives	194,758	17,360	(592,649)	17,360
Day one derivative loss	(125,408)	–	(125,408)	–
Interest expense	(131,016)	(12,572)	(278,030)	(16,251)
Total other income (expense)	23,534	(50,099)	(981,282)	(131,534)

Net loss	$(978,156)	$(274,554)	$(2,743,015)	$(1,179,481)

Basic and diluted earnings per share on net loss	$(0)	$(0)	$(0)	$(0)

Weighted average shares outstanding	710,522,374	528,339,793	619,783,280	492,698,294

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three, Six and Nine Months Ended December 31, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2020	2,000,000	$20	–	$–	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)

Issuance of common stock for services	–	–	–	–	4,000,000	40	14,360	–	14,400

Conversion of notes payable	–	–	–	–	16,292,915	163	55,459	–	55,622

Net loss	–	–	–	–	–	–	–	(495,506)	(495,506)

Balance June 30, 2020	2,000,000	20	–	–	559,560,219	5,597	3,670,016	(4,312,484)	(636,851)

Sale of common stock	–	–	–	–	62,000,002	620	464,380	–	465,000

Issuance of common stock for services	–	–	–	–	11,733,333	117	74,816	–	74,933

Conversion of notes payable	–	–	–	–	25,663,705	256	434,579	–	434,835

Net loss	–	–	–	–	–	–	–	(1,269,353)	(1,269,353)

Balance September 30, 2020	2,000,000	20	–	–	658,957,259	6,590	4,643,791	(5,581,837)	(931,436)

Stock issued for compensation			40,000,000	400	–	–	319,600	–	320,000

Equity offering costs	–	–	–	–	–	–	(566,261)	–	(566,261)

Warrants issued for offering costs	–	–	–	–	–	–	566,261	–	566,261

Conversion of notes payable	–	–	–	–	71,906,954	719	413,470	–	414,189

Net loss	–	–	–	–	–	–	–	(978,156)	(978,156)

Balance December 31, 2020	2,000,000	$20	40,000,000	$400	730,864,213	$7,309	$5,376,861	$(6,559,993)	$(1,175,403)

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three, Six and Nine Months Ended December 31, 2019 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	$20	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738

Sale of common stock	–	–	13,281,250	133	84,867	–	85,000

Issuance of common stock for services	–	–	71,000,000	710	453,690	–	454,400

Issuance of common stock as part of business combination	–	–	14,000,000	140	89,460	–	89,600

Net Loss	–	–	–	–	–	(491,512)	(491,512)

Balance June 30, 2019	2,000,000	20	475,901,360	4,759	3,252,590	(2,971,143)	286,226

Sale of common stock	–	–	49,218,750	492	314,508	–	315,000

Issuance of common stock for services	–	–	36,500,000	365	233,235	–	233,600

Issuance of common stock as part of business combination	–	–	–	90	57,510	–	57,600

Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	–	–	(7,500,000)	(75)	(47,925)	–	(48,000)

Loss from modification of debt	–	–	–	–	50,756	–	50,756

Net loss	–	–	–	–	–	(413,415)	(413,415)

Balance September 30, 2019	2,000,000	20	563,120,110	5,631	3,860,674	(3,384,558)	481,767

Cancellation of outstanding shares in exchange for payoff of notes receivable - related party	–	–	(21,954,800)	(219)	(109,554)	–	(109,773)

Repurchase of outstanding shares	–	–	(14,062,500)	(140)	(101,111)	–	(101,251)

Net Loss	–	–	–	–	–	(274,554)	(274,554)

Balance December 31, 2019	2,000,000	$20	527,102,810	$5,272	$3,650,009	$(3,659,112)	$(3,811)

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the nine months ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(2,743,015)	$(1,179,481)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	409,333	688,000
Depreciation and amortization	119,371	20,245
Loss on settlement of debt	18,281	81,887
Loss on extinguishment of debt	70,864	50,756
Gain on settlement of debt	(10,080)	–
Gain on bargain purchase	(91,870)	–
Rent accretion of right-of-use asset	2,047	–
Amortization of debt discount	212,103	6,771
Day one derivative loss	125,408	–
Changes in fair value of compound embedded derivative	592,649	(17,360)
Changes in operating assets & liabilities
Prepaid expenses	(4,417)	5,758
Inventory	5,236	–
Accounts payable and accrued liabilities	90,154	(13,823)
Related party advances	29,630	–
Deferred revenue	68,539	9,879
Net cash used by operating activities	(1,105,767)	(347,368)

Cash Flows from Investing Activities
Business acquisitions	(114,110)	(55,000)
Payments to related parties	–	(174,244)
Capital expenditures	(178,028)	(78,612)
Net cash used by investing activities	(292,138)	(307,856)

Cash Flows from Financing Activities
Proceeds from notes payable	122,766	14,912
Proceeds from convertible notes payable	865,000	397,000
Repayments related to payable due for business combinations	(15,000)	–
Payment to note payable	(11,818)	(8,000)
Purchase of cancelled stock	–	(101,250)
Issuance of common stock	465,000	400,000
Net cash provided by financing activities	1,425,948	702,662

Increase in Cash	28,043	47,438

Cash at beginning of period	46,729	27,579

Cash (and equivalents) at end of period	$74,772	$75,017

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable to equity	$303,212	$–
23,000,000 shares of common stock issued for business combination	$–	$147,200
29,454,800 shares returned in exchange for forgiveness of loan receivable	$–	$644,441

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

December 31, 2020

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

Basis of Presentation and Consolidation

The Company has eight wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym, CFit Indiana Inc., and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its eight wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its eight wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is March 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at December 31, 2020 and March 31, 2020, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of December 31, 2020, there were no charges to goodwill impairment.

Other income

During the nine months ended December 31, 2020, the Company received $2,000 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine months ended December 31, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2020 and March 31, 2020, the Company had outstanding balances of finished goods inventory of $2,020 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2020, the convertible notes are indexed to 311,625,168 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the nine months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Basic and diluted
Net loss	$(2,743,015)	$(1,179,481)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	619,783,280	492,698,294

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2020, there were no options outstanding.

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

During the nine months ended December 31, 2020 and 2019, the Company recorded $409,333 and $688,000 in stock-compensation expense, respectively.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the statements of operations.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2020, the Company had a net loss of $2,743,015, had net cash used in operating activities of $1,105,767, had negative working capital of $2,224,080, accumulated deficit of $6,559,993 and stockholders’ deficit of $1,175,403. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the nine months ended December 31, 2020 and 2019 are as follows:

	For the nine months ended
	December 31,	December 31,
	2020 (Unaudited)	2019 (Unaudited)
Live events	$112,901	$351,274
Gym revenue	383,596	–
Net sales	$496,497	$351,274

	For the three months ended
	December 31,	December 31,
	2020 (Unaudited)	2019 (Unaudited)
Live events	$82,524	$169,363
Gym revenue	218,025	–
Net sales	$300,549	$169,363

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31, 2020 and March 31, 2020:

	As of	As of
	December 31, 2020	March 31, 2020

Gym equipment	$304,351	$163,147
Cages	124,025	124,025
Event assets	79,531	61,319
Furniture and fixtures	4,419	–
Production truck gear	11,740	–
Production equipment	30,697	30,697
Venue lighting system	14,250	–
Leasehold improvements	15,200	–
Electronics hardware and software	55,587	11,845
Trucks trailers and vehicles	73,649	11,210
	713,449	402,243
Less: accumulated depreciation	(120,875)	(50,850)
	$592,574	$351,393

Depreciation expense related to these assets for the nine months ended December 31, 2020 and 2019 amounted to $70,025 and $20,245, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at December 31, 2020 and March 31, 2020:

	As of	As of
	December 31, 2020	March 31, 2020

Licenses	$142,248	$142,248
Software/website development	12,585	–
Customer relationships	156,020	83,000
	310,853	225,248
Less: accumulated amortization	(77,642)	(28,297)
	$233,211	$196,951

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the nine months ended December 31, 2020 and 2019 amounted to $49,346 and $0, respectively.

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2021	$21,164
Fiscal year ended March 31, 2022	84,651
Fiscal year ended March 31, 2023	77,735
Fiscal year ended March 31, 2024	42,592
Fiscal year ended March 31, 2025	7,069
Total	$233,211

NOTE 7 – BUSINESS ACQUISITIONS

CFit Indiana Inc.

On October 6, 2020, the Company completed an acquisition of 100% of the equity interest in CFit Indiana, Inc., doing business as Charter Fitness, a gym. Charter Fitness has two locations: one is Merrillville, Indiana and the other in Valparaiso, Indiana. The purchase price was $115,000 in cash.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The fair value of the net identifiable assets consisted of gym equipment of $133,850. The Company assigned a fair value of $73,020 in intangible assets – customer relationships. The intangible assets – customer relationships are being amortized over their estimated life, currently expected to be three years. The Company recorded a gain on bargain purchase of $91,870.

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of December 31, 2020 and March 31, 2020:

	As of	As of
	December 31,	March 31,
	2020	2020
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	$–	$14,000
Note Payable PPP SBA Loan	15,600	–
SBA EIDL Loan	10,000	–
SBA Loan Payable B2Digital	97,200	–
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	–
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	60,000
Brian Cox 401K	15,199	21,970
SBA Loan (One More Gym, LLC)	62,794	74,757
Total notes payable	244,793	170,727
Less: long-term	(107,993)	(136,565)
Total	$136,800	$34,162

On May 8, 2020, WLES LP LLC converted $30,000 of its $60,000 notes payable into 12,000,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt in the amount of $18,281.

During the nine months ended December 31, 2020, the Company repaid $6,771 on its loan payable to Brian Cox 401K.

During the nine months ended December 31, 2020, the Company repaid $5,047 on its SBA Loan (One More Gym, LLC). The Government paid another $6,916 as part of COVID relief.

During the nine months ended December 31, 2020, the bank forgave $6,949 in principal and $3,132 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $10,080 in gain on forgiveness of loan.

As of December 31, 2020, the Emry Capital note is in default. However, the note is not subject to any default provisions.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of December 31, 2020:

Note*	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 3	12/5/2019	12/5/2020	8%	$62,000	$–	$62,000
Note 4	12/31/2019	12/31/2020	8%	62,000	–	62,000
Note 5	1/27/2020	1/27/2021	8%	184,000	2,840	181,160
Note 6	2/19/2020	2/19/2021	8%	78,000	3,151	74,849
Note 7	3/10/2020	3/10/2021	8%	78,000	3,894	74,106
Note 8	8/4/2020	8/4/2021	8%	156,000	34,266	121,734
Note 9	10/2/2020	10/2/2021	8%	205,000	93,004	111,996
Note 10	10/15/2020	10/15/2021	8%	172,000	61,621	110,379
Note 11	11/2/2020	11/2/2021	8%	69,000	28,264	40,736
Note 12	11/12/2020	11/12/2021	8%	69,000	18,953	50,047
Note 13	12/1/2020	12/1/2021	8%	107,500	94,476	13,024
Note 14	12/10/2020	12/10/2021	8%	80,000	31,896	48,104
Note 15	12/29/2020	12/29/2021	8%	55,650	48,908	6,742
				$1,378,150	$421,273	$956,877

* Note 1 and Note 2 in the amounts of $82,000 and $208,000 were fully converted as of December 31, 2020.

Between October 4, 2019 and December 29, 2020, the Company issued to GS Capital Partners, LLC, an accredited investor (“GS Capital”), Convertible Promissory Notes aggregating a principal amount of $1,668,150. The Company received an aggregate net proceeds of $1,590,500 after $70,650 in original note discount. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the date on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment to GS Capital as set forth in the agreements.

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

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8
Compound embedded derivative	$26,395	$68,030	$15,893	$10,812	$25,834	$14,095	$17,636	$42,463
Convertible notes payable	48,605	133,970	44,107	49,188	152,666	60,905	57,364	107,537
Original issue discount	7,000	6,000	2,000	2,000	5,500	3,000	3,000	6,000
Face value	$82,000	$208,000	$62,000	$62,000	$184,000	$78,000	$78,000	$156,000

	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15
Compound embedded derivative	$103,445	$63,992	$28,339	$18,066	$209,545	$29,070	$65,863
Convertible notes payable	91,555	101,008	36,661	46,934	–	45,930	–
Day one derivative loss	–	–	–	–	(109,545)	–	(15,863)
Legal fees	–	–	–	–	3,500	–	3,500
Original issue discount	10,000	7,000	4,000	4,000	4,000	5,000	2,150
Face value	$205,000	$172,000	$69,000	$69,000	$107,500	$80,000	$55,650

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the nine months ended December 31, 2020 is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 1	$2,696	$–	$28,186	$–
Note 2	8,342		53,298	–
Note 3	3,737	5,327	13,021	–
Note 4	3,737	4,974	9,180	–
Note 5	11,090	13,671	23,669	2,840
Note 6	4,701	5,402	12,675	3,151
Note 7	4,701	5,060	15,254	3,894
Note 8	5,095	5,095	14,197	34,266
Note 9	4,044	4,044	20,440	93,004
Note 10	2,903	2,903	9,370	61,621
Note 11	892	892	4,075	28,264
Note 12	741	741	3,113	18,953
Note 13	707	707	2,274	94,476
Note 14	368	368	2,174	31,896
Note 15	366	366	1,177	48,908
	$54,120	$49,550	$212,103	$421,273

On April 23, 2020, GS Capital converted $7,000 in principal and $341 in accrued interest of the October 4, 2019 $84,000 face value note into 4,292,915 shares of common stock. On July 31, 2020, GS Capital converted $7,500 in principal and $488 in accrued interest of the October 4, 2019 $84,000 face value note into 5,071,885 shares of common stock. On August 20, 2020, GS Capital converted $12,500 in principal and $871 in accrued interest of the October 4, 2019 $84,000 face value note into 8,468,394 shares of common stock. On September 9, 2020, GS Capital converted $55,000 in principal and $4,075 in accrued interest of the October 4, 2019 $84,000 face value note into 12,123,426 shares of common stock. On September 9, 2020, GS Capital converted $55,000 in principal and $4,075 in accrued interest of the October 4, 2019 $84,000 face value note into 12,123,426 shares of common stock. On October 1, 2020, GS Capital converted $108,000 in principal and $7,196 in accrued interest of the October 31, 2019 $208,000 face value note into 33,934,758 shares of common stock. On October 15, 2020, GS Capital converted $45,000 in principal and $3,136 in accrued interest of the October 31, 2019 $208,000 face value note into 14,521,245 shares of common stock. On November 25, 2020, GS Capital converted $35,000 in principal and $2,754 in accrued interest of the October 31, 2019 $208,000 face value note into 15,120,623 shares of common stock. On December 22, 2020, GS Capital converted $20,000 in principal and $1,692 in accrued interest of the October 31, 2019 $208,000 face value note into 8,330,328 shares of common stock. As a result of the August, September, October, November and December conversions, the Company recorded $70,864 as loss on extinguishment of debt. As of December 31, 2020, Note 3 and Note 4 are considered in default. Upon an event of default, the interest accrues at 18%. Additionally, upon non-payment at maturity, the principal increases by 10%. The Company is in the process of obtaining a waiver for these defaults and as such has not recorded the additional interest or principal. The Company has not yet received any written notification from the note holder on the default in accordance with the agreement.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2020:

	December 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	311,625,168	$(739,574)
Total	311,625,168	$(739,574)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2020:

	March 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	77,027,083	$(58,790)
Total	77,027,083	$(58,790)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Compound embedded derivatives	$(592,997)	$17,360
Day one derivative loss	(125,408)	–
Total	$(718,405)	$17,360

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Compound embedded derivatives	$194,410	$17,360
Day one derivative loss	(125,408)	–
Total	$69,002	$17,360

The Company’s Convertible Promissory Notes issued between October 4, 2019 and December 29, 2020 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

December 31, 2020
Quoted market price on valuation date	$0.0047
Contractual conversion rate	$0.002 - $0.01
Contractual term to maturity	0.07 Years – 0.99 Years
Market volatility:
Equivalent Volatility	114.91% - 266.31%
Interest rate	8.0%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended December 31, 2020 and March 31, 2020.

	December 31,	March 31,
	2020	2020

Beginning balance	$58,790	$–
Issuances:
Compound embedded derivatives	435,723	178,692
Conversions	(472,996)	–
Day-one derivative loss	125,408	–
Loss (gain) on changes in fair value inputs and assumptions reflected in income	592,649	(119,902)
Total	$739,574	$58,790

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

On November 23, 2020, as part of an Employment Agreement, the Company’s Chief Executive Officer received 40,000,000 shares of Series B Convertible Preferred Stock. Each share of Series B Preferred is convertible into two shares of common stock. As such the fair value, $320,000, was based on the value of 80,000,000 common shares on the date of agreement, $0.004 per share. The shares are considered immediately vested as of November 23, 2020.

Common Stock

Common Stock Issuances for the nine months ended December 31, 2019

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

Common Stock Issuances for the nine months ended December 31, 2020

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

On October 2, 2020, GS Capital converted $108,000 in principal, $7,196 in accrued interest, and $750 in conversion fees of the October 31, 2019 $208,000 face value note into 33,934,758 shares of common stock. The 33,934,758 shares were valued at $239,298. After recording the removal of the $108,000 in principal, $7,196 in interest, $750 in conversion fees and $80,674 in derivative liabilities, the Company recorded $42,678 as loss on extinguishment of debt.

On October 21, 2020, GS Capital converted $45,000 in principal, $3,136 in accrued interest, and $350 in conversion fees of the October 31, 2019 $208,000 face value note into 14,521,245 shares of common stock. The 14,521,245 shares were valued at $98,279. After recording the removal of the $45,000 in principal, $3,136 in interest, $350 in conversion fees and $39,128 in derivative liabilities, the Company recorded $10,665 as loss on extinguishment of debt.

On November 25, 2020, GS Capital converted $35,000 in principal, $2,754 in accrued interest, and $350 in conversion fees of the October 31, 2019 $208,000 face value note into 15,120,623 shares of common stock. The 15,120,623 shares were valued at $84,823. After recording the removal of the $35,000 in principal, $2,754 in interest, $350 in conversion fees and $44,183 in derivative liabilities, the Company recorded $2,536 as loss on extinguishment of debt.

On December 22, 2020, GS Capital converted $20,000 in principal, $1,692 in accrued interest, and $350 in conversion fees of the October 31, 2019 $208,000 face value note into 8,330,328 shares of common stock. The 8,330,328 shares were valued at $44,185. After recording the removal of the $20,000 in principal, $1,692 in interest, $350 in conversion fees and $19,806 in derivative liabilities, the Company recorded $2,337 as loss on extinguishment of debt.

Warrants

On December 23, 2020, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party. Triton agreed to invest $2,500,000 in the Company in the form of common stock purchases. Subject to the terms and conditions set forth in the CSPA, the Company agreed to sell to Triton common shares of the Company having an aggregate value of $2,500,000. The Company may, in its sole discretion, deliver a Purchase Notice to Triton which states the dollar amount of shares which the Company intends to sell to Triton. The price of the shares to be sold will be $0.005 per share. Triton’s obligation to purchase securities is conditioned on certain factors including, but not limited to, the Company having an effective registration available for sale of the securities being purchased, a minimum closing price of $0.0075 is met on the date Triton receives the purchased shares as DWAC shares by Triton’s custodian, and Triton’s ownership not exceeding 9.99% of the issued and outstanding shares of the Company at any time. The CSPA terminates the Common Stock Purchase Agreement between the Company and Triton entered into on October 15, 2020.

In connection with the CSPA, the Company also issued to Triton warrants to purchase 125,000,000 of the Company’s Common Stock at $0.02 per share (the “Warrants”), subject to adjustments. The Warrants terminate five years from the date of issuance. In the event that the S-1 Registration Statement registering the resales of the shares underlying the exercise of the Warrant (the “Warrant Shares”) is not deemed effective within 90 days of the issuance of the Warrants, 100,000,000 Warrants will terminate and 25,000,000 Warrants will remain which shall either be registered by the Company in an S-1 Registration Statement or will be available for cashless exercise pursuant to the terms of the Warrant Agreement. The 125,000,000 warrants were at $566,261 and were valued using a Black-Scholes Merton model. These warrants have been recorded in equity as an offering cost.

NOTE 12 –LEASES

On October 1, 2020, the Company, under its subsidiary ONE More Gym LLC, entered into a facilities lease (“Kokomo Lease”) for 25,000 square feet in Kokomo, Indiana. The initial lease term is for five years and the lease commencement date is October 1, 2020. The monthly lease payments are $7,291.66 in year 1, $7,656.25 in year 2, $8,039.06 in year 3, and $8,441.02 in years 4 and 5.

The Company leases 11,676 square feet of office space located at 1805 E. Lincolnway, Valparaiso, Indiana 46383. The Company assumed the lease (“Valparaiso Lease”) when it acquired CFit Indiana Inc. on October 6, 2020. The monthly lease payments are $11,189.50 and the lease expires on December 31, 2023.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations.

Right-of-use asset is summarized below:

	December 31, 2020
	Kokomo Lease	Valparaiso Lease	Total
Office lease	$375,483	$374,360	$749,843
Less: accumulated amortization	(14,823)	(24,694)	(39,517)
Right-of-use asset, net	$360,660	$349,666	$710,326

Operating lease liability is summarized below:

	December 31, 2020
	Kokomo Lease	Valparaiso Lease	Total
Office lease	$362,707	$349,666	$712,373
Less: current portion	(55,519)	(105,159)	(160,678)
Long term portion	$307,188	$244,507	$551,695

Maturity of the lease liability is as follows:

	December 31, 2020
	Kokomo Lease	Valparaiso Lease	Total
Fiscal year ending March 31, 2021	$21,875	$33,569	$55,443
Fiscal year ending March 31, 2022	89,687	134,274	223,961
Fiscal year ending March 31, 2023	94,172	134,274	228,446
Fiscal year ending March 31, 2024	98,880	100,706	199,586
Fiscal year ending March 31, 2025	101,292	0	101,292
Fiscal year ending March 31, 2026	50,646	0	50,646
Present value discount	(93,846)	(53,156)	(147,002)
Lease liability	$362,707	$349,666	$712,373

In connection with the acquisition of CFit Indiana Inc. on October 6, 2020, the Company acquired a facilities lease for 15,000 square feet at 6055N. Broadway Ave., Merrillville, Indiana. As of December 31, 2020, the Company is in the process of renegotiating this lease.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company entered into employment agreements with its Chief Executive Officer and Executive Vice President as of November 23, 2020. Under the terms of these agreements the Company will be liable for severance and other payments under certain conditions. The employment agreement for the Executive Vice President is for a period of 36 months and renews for a successive two years unless written notice is provided by either party under the terms of the agreement. The employment agreement for the Chief Executive Officer can be terminated by the Chief Executive Officer upon three months written notice. Termination of the Chief Executive Officer requires 80% of the votes of all stockholders of the Company.

On November 23, 2020, as part of an Employment Agreement, the Company’s Chief Executive Officer received 40,000,000 shares of Series B Convertible Preferred Stock. Each share of Series B Preferred is convertible into two shares of common stock. As such the fair value, $320,000, was based on the value of 80,000,000 common shares on the date of agreement, $0.004 per share. The shares are considered immediately vested as of November 23, 2020.

Each of the acquisition agreements contain a Management Services Agreement (“MSA”) whereby the Company agrees to pay a management fee based on certain performance targets. The MSA agreements expire 10 years from the acquisition agreement dates.

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Notes

On January 14, 2021, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $107,000. The Company received net proceeds of $100,000 after a $7,000 original note discount. The note has a maturity date of January 14, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

On January 27, 2021, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $60,000. The Company received net proceeds of $55,000 after a $5,000 original note discount. The note has a maturity date of February 2, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option 63% of the market price of the Company’s common stock. The initial accounting for this note is not completed.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with AES Management, LLC pursuant to which the Company issued to AES Capital a Convertible Promissory Note in the aggregate principal amount of $69,000. The Company received net proceeds of $65,000 after a $4,000 original note discount. The note has a maturity date of February 10, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to AES as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

On February 2, 2021, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc. pursuant to which the Company issued to Geneva Roth Remark Holdings, Inc. a Convertible Promissory Note in the aggregate principal amount of $45,250. The Company received net proceeds of $40,000 after a $1,750 original note discount, $3,000 in legal fees and $500 in due diligence fees. The note has a maturity date of January 27, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Geneva Capital as set forth in the note.

The outstanding principal amount of the note is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of the Company’s common stock. The initial accounting for this note is not completed.

Common Stock Issuances

On January 19, 2021, the Company issued 15,087,285 shares of common stock in conversion of $35,000 in principal and $3,145 of accrued interest.

On February 5, 2021, the Company issued 11,659,246 shares of common stock in conversion of $27,000 in principal and $2,521 of accrued interest.

On February 10, 2021, the Company issued 26,279,806 shares of common stock in conversion of $62,000 in principal and $5,531 of accrued interest.

Business Acquisition

On December 1, 2020, the Company entered into an agreement for the acquisition of 100% of the equity interest in Hillcrest Fitness LLC. The purchase price is $100,000. As of December 31, 2020, the closing was not completed.

Subscription Agreements

On February 9, 2021, the Company entered into a Subscription Agreement with Macita Financial, LLC for the sale of 25,000,000 shares of common stock for $100,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

On February 9, 2021, the Company entered into a Subscription Agreement with Tiger Management, LLC for the sale of 25,000,000 shares of common stock for $100,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

On February 10, 2021, the Company entered into a Subscription Agreement with AES Capital Management, LLC for the sale of 8,750,000 shares of common stock for $35,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

On February 12, 2021, the Company entered into a Subscription Agreement with GS Capital Partners, LLC for the sale of 37,500,000 shares of common stock for $150,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

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

We have eight wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, CFit Indiana Inc., and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its eight wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at December 31, 2020 and March 31, 2020, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of December 31, 2020, there were no charges to goodwill impairment.

Other income

During the nine months ended December 31, 2020, the Company received $2,000 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2020, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine months ended December 31, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2020 and March 31, 2020, the Company had outstanding balances of finished goods inventory of $2,020 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2020, the convertible notes are indexed to 311,625,168 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the nine months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Basic and diluted
Net loss	$(2,743,015)	$(1,179,481)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	619,783,280	492,698,294

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2020, there were no options outstanding.

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

During the nine months ended December 31, 2020 and 2019, the Company recorded $409,333 and $688,000 in stock-compensation expense, respectively.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the statements of operations.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

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

Organization and Nature of Business

In February 2017, our Board of Directors approved a complete restructuring, new management team and strategic direction for the Company. Capitalizing on management’s history in television, video and technology, we are now forging ahead and becoming a full-service live event sports company.

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

Results of Operations

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenue

We had revenues of $300,549 for the three months ended December 31, 2020 versus revenues of $169,363 for the three months ended December 31, 2019. There was a decrease of $86,389, or 51.27%, in live event revenue due to the effects of COVID-19. There was an increase in gym revenue of $218,025, or 100%, as the Company acquired gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $102,722 for the three months ended December 31, 2020 versus cost of sales of $126,737 for the three months ended December 31, 2019. The decrease of $24,015 is due to a decrease in live events due to the effects of COVID-19 but is partially offset by the increase associated with cost of sales at the gym.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $1,147,001 for the three months ended December 31, 2020 versus general and administrative expenses of $256,889 for the three months ended December 31, 2019. The increase of $890,112 was primarily due to increased operations as a result of gym acquisitions, investor relations and professional fees due to the growth of the business, and stock-based compensation related to the issuance of preferred stock,

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $52,516 for the three months ended December 31, 2020 versus depreciation expense of $10,192 for the three months ended December 31, 2019. The increase of $42,324 was due to the purchase of fixed and intangible assets a result of business acquisitions.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on extinguishment of debt, change in fair value of derivative liabilities and interest expense. We incurred other income and expenses of $23,534 for the three months ended December 31, 2020 versus other income and expenses of $50,099 for the three months ended December 31, 2019. The change of $73,633 was primarily due to gain on bargain purchase as a result of a gym acquisition.

Net Losses

We incurred a net loss of $978,156 for the three months ended December 31, 2020 versus a net loss of $274,554 for the three months ended December 31, 2019.

Results of Operations

Nine Months Ended December 31, 2020 Compared to the Nine Months Ended December 31, 2019

Revenue

We had revenues of $496,497 for the nine months ended December 31, 2020 versus revenues of $351,274 for the nine months ended December 31, 2019. There was a decrease of $238,373 in live event revenue due to the effects of COVID-19. There was an increase in gym revenue of $383,596, or 100% as the Company acquired gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $151,941 for the nine months ended December 31, 2020 versus cost of sales of $262,277 for the nine months ended December 31, 2019. The decrease of $110,336 is due to a decrease in live events due to the effects of COVID-19.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $1,986,918 for the nine months ended December 31, 2020 versus general and administrative expenses of $1,116,699 for the nine months ended December 31, 2019. The increase of $870,219 was a result of stock-based compensation related to the issuance of preferred stock, the increase in G&A due to gym acquisitions and investor relation costs but the increase was partially offset by decrease in live events due to COVID-19.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $119,371 for the nine months ended December 31, 2020 versus depreciation expense of $20,245 for the nine months ended December 31, 2019. The increase of $99,126 was due to the purchase of fixed and intangible assets a result of business acquisitions.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, grant income, loss on settlement of debt, loss on extinguishment of debt, change in fair value of derivative liabilities and interest expense. We incurred other income and expenses of $981,282 for the nine months ended December 31, 2020 versus other income and expenses of $131,534 for the nine months ended December 31, 2019.The increase of $849,748 was primarily due to interest expense and changes in fair value of derivative instruments.

Net Losses

We incurred a net loss of $2,743,015 for the nine months ended December 31, 2020 versus a net loss of $1,179,481 for the nine months ended December 31, 2019.

Current Liquidity and Capital Resources for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019

	December 31,
	2020	2019
Summary of Cash Flows:
Net cash used by operating activities	$(1,105,767)	$(347,368)
Net cash used by investing activities	(292,138)	(307,856)
Net cash provided by financing activities	1,425,948	702,662
Net increase in cash and cash equivalents	28,043	47,438
Beginning cash and cash equivalents	46,729	27,579
Ending cash and cash equivalents	$74,772	$75,017

Operating Activities

Cash used in operations of $1,105,767 during the nine months ended December 31, 2020 was primarily a result of our $2,743,015 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, loss on settlement of debt, loss on extinguishment of debt, gain on settlement of debt, gain on bargain purchase, grant income, amortization of debt discount, day one derivative loss, changes in fair value of derivative liabilities, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $347,368 during the nine months ended December 31, 2019 was primarily a result of was primarily a result of our $1,179,481 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2020 of $292,138 resulted from payments related to business acquisitions in the amount of $114,110 and capital expenditures in the amount of $178,028. Net cash used in investing activities for the nine months ended December 31, 2019 of $307,856 resulted from the from the business acquisitions in the amount of $55,000, payments to related parties in the amount of $174,244 and capital expenditures in the amount of $78,612.

Financing Activities

Net cash provided by financing activities was $1,425,948 for nine months ended December 31, 2020, which consisted of $122,766 from proceeds from the issuance of notes payable, $865,000 from proceeds from the issuance of convertible notes payable, $15,000 in payments related to payable due for business acquisitions, $11,818 payment on notes payable, and $465,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $702,662 for nine months ended December 31, 2019, which consisted of $397,000 from proceeds from the issuance of convertible notes payable, $14,912 in proceeds from notes payable, $8,000 payment on notes payable, $101,250 for the purchase of treasury stock and $400,000 in proceeds from the issuance of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the remainder of fiscal year 2020 and for 2021 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2020, the Company had a net loss of $2,743,015, had net cash used in operating activities of $1,105,767, had negative working capital of $2,224,080, accumulated deficit of $6,559,993 and stockholders’ deficit of $1,175,403. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Sold Pursuant to Regulation A

During the quarter ended December 31, 2020, the Company sold an aggregate of 4,400,000 shares of Common Stock for aggregate consideration of $33,000. These sales were made without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation A of the Securities Act. There were no sales commissions paid pursuant to this transaction.

Convertible Note Issuances

On October 2, 2020, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”) pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the principal amount of $205,000. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

On October 15, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the principal amount of $172,000. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

On November 2, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the principal amount of $69,000. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

On November 12, 2020, the Company entered into a Securities Purchase Agreement with GS Capital pursuant to which the Company issued to GS Capital a Convertible Promissory Note in the principal amount of $69,000. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

On December 28, 2020, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) pursuant to which the Company issued to Geneva Roth a Convertible Promissory Note in the principal amount of $107,500. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

Shares Issued Pursuant to Note Conversions

During the quarter ended December 31, 2020, a lender converted an aggregate of $108,633 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 71,906,954 shares of the Company’s Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

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

B2Digital, Incorporated

Date: February 16, 2021	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

