Form 10-K
period 2021-03-31
B2Digital, Inc.
filed 2021-06-29
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $3,329,418.

As of June 11, 2021, there were 1,220,140,550 shares of the registrant’s Common Stock outstanding.

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

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to B2Digital, Incorporated, a Delaware corporation, and as applicable to its wholly-owned subsidiaries: Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

PART I

Item 1.	Business

Summary

B2Digital, Incorporated was incorporated as a Delaware corporation on June 3, 2004. Historically, the Company had been a provider of in-room, on-demand video entertainment and satellite services to the domestic lodging industry. In the past, the Company had provided the video services to over 50,000 hotel rooms in the lodging industry. Pay-Per View (“PPV”) lost a great deal of market share due to the increased internet use by hotel guests. With this loss, the Company’s Board of Directors agreed to dissolve Hotel Movie Network on March 11, 2010.

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

www.strikehardproductions.com

MMA Company that puts on LIVE MMA Fights

CEO: Jamie Sullivan

ONE More Gym LLC

ONE More Gym Valparaiso LLC

ONE More Gym Merrillville LLC

ONE More Gym Tuscaloosa LLC

ONE More Gym Birmingham LLC

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

Through its wholly-owned subsidiaries, the Company is currently licensed in and has planned fights to occur in the following states (contingent upon COVID-19 restrictions):

1.	Kentucky

2.	Ohio

3.	Indiana

4.	Illinois

5.	Iowa

6.	West Virginia

7.	Tennessee

8.	Michigan

9.	Alabama

10.	Mississippi

11.	Kansas

The Company has targeted the following states for expansion:

1.	Nebraska

2.	South Dakota

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

Employees

As of June 11, 2021, we had 56 employees, including officers and directors, all of which are full-time. The Company believes that it will be successful in attracting experienced and capable personnel. The Company’s CEO has entered into agreements with us requiring him not to compete or disclose the Company’s proprietary information. The Company’s employees are not represented by any labor union. The Company believes that relations with its employees are excellent. Usually, the number of total employees and number of full-time employees will vary.

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

The Company is a development stage enterprise and has commenced planned principal operations. The Company had minimal revenues and has incurred losses of $5,380,270 for the fiscal year ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Risks Relating to our Common Stock

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

The Company is entitled under its articles of incorporation to issue up to 5,000,000,000 shares of common stock. The Company has issued and outstanding 1,250,640,550 shares of common stock as of June 11, 2021. In addition, the Company is entitled under its Articles of Incorporation to issue “blank check” preferred stock. The Company’s board may generally issue shares of common stock, preferred stock, options, or warrants to purchase those shares, without further approval by our shareholders based upon such factors as the Company’s board of directors may deem relevant at that time. It is likely that the Company will be required to issue a large amount of additional securities to raise capital to further its development. It is also likely that the Company will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under the Company’s stock plans. The Company cannot give any assurance that it will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances the Company may deem appropriate at that time.

The existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers and employees.

The Company has contractual indemnification obligations under its agreements with its directors, officers and employees. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that the Company may be unable to recoup. These provisions and resulting costs may also discourage the Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by the Company’s shareholders against its directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and shareholders.

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

The Company occupies offices at 4522 West Village Drive Suite 215. Tampa, Florida 33624. The Company does not currently own or lease any properties or facilities. The Company leases the Fitness Facilities through ONE More Gym LLC in Kokomo, Indiana, ONE More Gym Valparaiso LLC in Valparaiso, Indiana, ONE More Gym Merrillville LLC in Merrillville, Indian, ONE More Gym Tuscaloosa LLC in Tuscaloosa, Alabama and ONE More Gym Birmingham LLC in Moody, Alabama . The Company expects to lease new office space in the future to the extent consistent with its business model.

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

Market Information

Our common stock is quoted on the OTC Pink under the symbol “BTDG.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2021	First	$0.0042	$0.0025
	Second	$0.0216	$0.0025
	Third	$0.0138	$0.0040
	Fourth	$0.0195	$0.0040

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2020	First	$0.0244	$0.0050
	Second	$0.0124	$0.0042
	Third	$0.0071	$0.0035
	Fourth	$0.0075	$0.0028

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission (the “SEC”). Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on June 11, 2021, we had approximately 360 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Signature Stock Transfer, Inc., 14673 Midway Road, Suite #220, Addison, Texas 75001, (972) 612-4120, www.signaturestocktransfer.com. The transfer agent is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and operates under the regulatory authority of the SEC and FINRA.

Dividends

We have not declared or paid a cash dividend to stockholders since we were organized and we do not intend to pay dividends in the foreseeable future. Our board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2021, we had no securities authorized for issuance under equity compensation plans either approved or not approved by our shareholders.

Recent Sales of Unregistered Securities

Convertible Promissory Note Issuances

On January 14, 2021, we entered into a Securities Purchase Agreement with GS Capital pursuant to which we issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $107,000. The outstanding principal amount of the note is convertible into our common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of our common stock.

On January 27, 2021, we entered into a Securities Purchase Agreement with GS Capital pursuant to which we issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $60,000. The outstanding principal amount of the note is convertible into our common stock at the lender’s option 63% of the market price of our common stock.

On February 2, 2021, we entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc. pursuant to which we issued to Geneva Roth Remark Holdings, Inc. a Convertible Promissory Note in the aggregate principal amount of $45,250. The outstanding principal amount of the note is convertible into our common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of our common stock.

On February 10, 2021, we entered into a Securities Purchase Agreement with GS Capital pursuant to which we issued to GS Capital a Convertible Promissory Note in the aggregate principal amount of $69,000. The outstanding principal amount of the note is convertible into our common stock at the lender’s option 63% of the market price of our common stock.

On February 10, 2021, we entered into a Securities Purchase Agreement with AES Capital Management, LLC pursuant to which we issued to AES a Convertible Promissory Note in the aggregate principal amount of $69,000. The outstanding principal amount of the note is convertible into our common stock at the lender’s option at $0.01 per share for the first six months of the term of the note. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of our common stock.

These notes were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuances of these notes.

Shares Issued Pursuant to Note Conversions

During the quarter ended March 31, 2021, a lender converted an aggregate of $445,750 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 166,889,911 shares of the Company’s Common Stock. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Private Sales of Common Stock

During the quarter ended March 31, 2021, we sold an aggregate of 200,000,000 shares of our Common Stock to a total of seven investors for total gross proceeds of $800,000. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Use of Proceeds

On February 2, 2021, our Registration Statement on Form S-1 (File No. 333-251846) was declared effective by the SEC and the offering was commenced upon effectiveness and is still ongoing as all of the 625,000,000 (for gross proceeds of $2,500,000) offered shares have not been sold and the offering has not been terminated.

As of June 14, 2021, we sold a total of 297,500,000 shares of Common Stock for gross proceeds of $1,190,000. We did not pay any fees or commissions from the sales and received net proceeds of $1,189,999. The net proceeds were used as follows: 1) acquisition of gyms - $120,935, 2) cap-ex - $249,861, and 3) working capital - $819,203.

Item 6.	Selected Financial Data

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” herein. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Basis of Presentation

We have eleven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its eight wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Forward-Looking Statements

Some of the statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report on Form 10-K identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Although the forward-looking statements in this Annual Report on Form 10-K are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Annual Report on Form 10-K or otherwise make public statements updating our forward-looking statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at March 31, 2021 and 2020, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. During the year ended March 31, 2021, the Company recorded a loss on goodwill impairment in the amount of $172,254.

Other income

During the year ended March 31, 2021, the Company received $16,500 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Live event revenue

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

Gym revenue

The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The majority of revenues are received for gym membership dues. Members pay their dues on the monthly anniversary of when they join the gym. Dues are recognized as revenue over the period they are earned. Any unearned dues are recorded in deferred revenue.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through March 31, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended March 31, 2021 and 2020.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2021 and 2020, the Company had outstanding balances of finished goods inventory of $0 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of March 31, 2021, the convertible notes are indexed to 347,942,680 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the nine months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Basic and diluted
Net loss	$(5,380,270)	$(1,337,347)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	619,783,280	492,698,294

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2021, there were no options outstanding.

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

During the years ended March 31, 2021 and 2020, the Company recorded $409,333 and $688,000 in stock-compensation expense, respectively.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company does not believe the adoption of this ASU will have a material effect on the financial statements.

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

We have eleven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

Results of Operations for the Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020

Revenue

We had revenues of $951,302 for the year ended March 31, 2021 versus revenues of $596,735 for the year ended March 31, 2020. There was a decrease of $183,567, or 38%, in live event revenue due to the effects of COVID-19. There was an increase in gym revenue of $537,984, or 491%, as we acquired gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $307,579 for the year ended March 31, 2021 versus cost of sales of $350,976 for the year ended March 31, 2020. The decrease of $43,397 is due to a decrease in live events due to the effects of COVID-19 but is partially offset by the increase associated with cost of sales at the gym.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $3,256,155 for the year ended March 31, 2021 versus general and administrative expenses of $1,463,417 for the year ended March 31, 2020. The increase of $1,792,738 was primarily due to increased operations as a result of gym acquisitions, investor relations and professional fees due to the growth of the business, and stock-based compensation related to the issuance of preferred stock.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $186,063 for the year ended March 31, 2021 versus depreciation expense of $62,740 for the year ended March 31, 2020. The increase of $123,323 was due to the purchase of fixed and intangible assets a result of business acquisitions.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, gain on bargain purchase, grant income, loss on extinguishment of debt, gain on extinguishment of debt, change in fair value of derivative liabilities and interest expense. We incurred other income and expenses of $2,581,775 for the year ended March 31, 2021 versus other income and expenses of $56,949 for the year ended March 31, 2020. The change of $2,524,826 was primarily due to a loss on goodwill impairment, financing expense due to the issuance of warrants, interest expense related to convertible debt and change in the fair value of derivative liabilities.

Net Losses

We incurred a net loss of $5,380,270 for the year ended March 31, 2021 versus a net loss of $1,337,347 for the year ended March 31, 2020.

Current Liquidity and Capital Resources for the Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020

	March 31,
	2021	2020
Summary of Cash Flows:
Net cash used by operating activities	$(2,052,264)	$(565,846)
Net cash used by investing activities	(715,737)	(300,830)
Net cash provided by financing activities	2,843,448	885,826
Net increase in cash and cash equivalents	75,447	19,150
Beginning cash and cash equivalents	46,729	25,579
Ending cash and cash equivalents	$122,176	$46,729

Operating Activities

Cash used in operations of $2,052,264 during the year ended March 31, 2021 was primarily a result of our $5,380,270 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, loss on settlement of debt, loss on extinguishment of debt, loss on goodwill impairment, gain on forgiveness of loan, gain on bargain purchase, gain on extinguishment of debt, amortization of debt discount, day one derivative loss, changes in fair value of derivative liabilities, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $565,846 during the year ended March 31, 2020 was primarily a result of our $1,337,347 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, loss on settlement of debt, loss on extinguishment of debt, loss on disposition of subsidiary, gain on bargain purchase, amortization of debt discount, day one derivative loss, changes in fair value of derivative liabilities, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2021 of $715,737 resulted from payments related to business acquisitions in the amount of $215,000 and capital expenditures in the amount of $500,737. Net cash used in investing activities for the year ended March 31, 2020 of $300,830 resulted from the from payments related to business acquisitions in the amount of $42,609, payments to related parties in the amount of $173,533 and capital expenditures in the amount of $84,688.

Financing Activities

Net cash provided by financing activities was $2,843,448 for year ended March 31, 2021, which consisted of $122,766 from proceeds from the issuance of notes payable, $1,200,000 from proceeds from the issuance of convertible notes payable, $15,000 in payments related to payable due for business acquisitions, $107,500 payments on convertible notes payable, $11,818 payment on notes payable, and $,1655,000 in proceeds from the issuance of common stock. Net cash provided by financing activities was $885,826 for year ended March 31, 2020, which consisted of $725,499 from proceeds from the issuance of convertible notes payable, $30,000 in payments related to payable due for business acquisitions, $20,532 payment on notes payable, $189,141 payment to repurchase common stock and $400,000 in proceeds from the issuance of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year 2022 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended March 31, 2021, the Company had a net loss of $5,380,270, had net cash used in operating activities of $2,052,264, had negative working capital of $2,889,031, accumulated deficit of $9,197,248 and stockholders’ deficit of $1,533,336. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2021. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

Management assessed our internal control over financial reporting as of March 31, 2021, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of June 11, 2021:

Name and Principal Position	Age	Term of Office	Approximate hours per week for part-time employees
Greg P. Bell, Chief Executive Officer and Director	64	Since January 2017	45
Paul D. H. LaBarre, Executive Vice President	76	Since September 2005	3
Andrew Georgens, Director, Secretary	70	Since November 2017	2
Hugh Darryl Metz, Director	61	Since November 2017	2

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

Mr. Bell has worked at the top technology development companies that developed the digital technologies, which are in use today at Scientific Atlanta, Compression Labs, VCON and Qwest. He also has managed and been directly involved with over 40,000 LIVE events in his 30-year career. He has worked with a diverse group of clients in the entertainment, sports and technology communities including the NFL, NBA, NHL, AHL, NLL, ECHL, IFL, USHL, SPHL, NCAA, NAIA, MISL, AFL, AOL, FOX, UFC, NAAFS, Bellator, WEF, the Staples Center, the Orleans Arena, Oscar De La Hoya, Barbra Streisand, and top entertainment venues, acts and actors. His clients and companies have capitalized on Mr. Bell's knowledge of the world of Entertainment, LIVE Events, Sports, Digital Television and Digital Online Transaction and Distribution Systems.

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

Family Relationships

There are no family relationships among and between our directors, officers, persons nominated or chosen by the Company to become directors or officers, or beneficial owners of more than 5% of the any class of the Company’s equity securities.

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

Code of Ethics

The Company has yet to adopt a Code of Ethics due to the COVID-19 pandemic and lack of resources. The Company plans on adopting a Code of Ethics during the fiscal year ending March 31, 2022.

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the fiscal years ended March 31, 2020 and 2019.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Greg P. Bell, Chairman, CEO, and President	2020-21	48,000(5)	320,000 (1)	338,000
	2019-20	–	576,000 (2)	576,000
Paul LaBarre, Executive V.P. and Director	2020-21	–	10,800 (3)	10,800
	2019-20	–	25,600 (4)	25,600

(1)	Includes the issuance of 40,000,000 shares of Series B Convertible Preferred Stock valued at $320,000
(2)	Includes the issuance of 90,000,000 shares of Common Stock valued at $576,000.
(3)	Includes the issuance of an aggregate of 4,000,000 shares of Common Stock valued at $10,800. The shares have been earned but have yet to be issued.
(4)	Includes the issuance of an aggregate of 4,000,000 shares of Common Stock valued at $25,600.
(5)	Agreement for $120,000 began on November 23, 2020. Amount includes $30,000 that has been paid and $18,000 accrued but unpaid.

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

As compensation for Mr. Bell’s services pursuant to the terms of the CEO Agreement, the Company issued to B2 Management Group LLC, a limited liability company wholly owned and controlled by Mr. Bell (“B2 Management Group”), a total of 30,000,000 shares of Common Stock (the “CEO Stock Award”).

Effective November 23, 2020, Mr. Bell renewed his agreement with the Company (upon terms substantially similar to those in the CEO Agreement). Pursuant to the new agreement, Mr. Bell is entitled to an annual salary of $120,000 and Mr. Bell was also issued 40,000,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

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

The foregoing summary is qualified in its entirety to the terms of the CEO Agreement itself, a copy of which is an exhibit to this Form 10-K.

LaBarre Agreement

The Company has also entered into an Employment and Board Service Agreement with Paul D.H. LaBarre on November 4, 2017, the Company’s Executive Vice President and a director (the “LaBarre Agreement”). The term of the LaBarre Agreement is 36 months, which shall run from the Effective Date, and will renew automatically for successive two-year periods unless either the Company or Mr. LaBarre provides notice of non-renewal no later than six months prior to the expiration of the then-current term. Pursuant to the terms of the LaBarre Agreement, the Company may not terminate Mr. LaBarre from his positions as Executive Vice President of the Company, or remove him from the Board, without the approval of 80% of the voting capital stock of the Company, unless such termination and/or removal is due to death or legal incapacity. Additionally, Mr. LaBarre may terminate the LaBarre Agreement at any time upon three months’ prior written notice to the Company.

As payment for past compensation owed to Mr. LaBarre from his employment agreement for his past services to the Company, the Company will issue Mr. LaBarre 50,000,000 shares of Common Stock. These shares were issued on December 20, 2017. As compensation for Mr. LaBarre’s continuing services to the Company as Executive Vice President, the Company will issue Mr. LaBarre 4,000,000 shares of Common Stock per year for each year in which Mr. LaBarre remains employed in such capacity and the LaBarre Agreement remains in effect (the “Annual Salary Issuance”). 50% of the Annual Salary Issuance will vest every six months. In the event of a merger or consolidation of the Company in which the Company is not the surviving entity, or a proposed dissolution or liquidation of the Company or a sale of substantially all of its assets, any unvested portion of the Annual Salary Issuance remaining in the then-current term of the LaBarre Agreement will vest immediately.

As payment to Mr. LaBarre for his services as a director, the Company will pay Mr. LaBarre annual cash compensation of $500 per year.

The foregoing summary is qualified in its entirety to the terms of the LaBarre Agreement itself, a copy of which is an exhibit to this Form 10-K.

Equity Awards

As of March 31, 2021, there were no unvested equity awards for our named executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended March 31, 2021. This table includes any person who served as a director at any time during fiscal 2020-21.

	Fees Earned or
	Paid in Cash(1)	Total
Name	($)	($)
Andrew Georgens	1,000	1,000

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

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 1,220,140,550 shares of common stock, 2,000,000 shares of Series A Preferred Stock, and 40,000,000 shares of Series B Preferred Stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this Registration Statement, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4522 West Village Drive, Suite 215, Tampa, FL 33624.

Name and Address	Shares of Series A Preferred Stock Owned	Shares of Series B Preferred Stock Owned	Shares of Common Stock Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Votes
Greg P. Bell(2)	850,000	40,000,000	145,045,202	1,149,045,202	51.66%
Paul D. H. LaBarre	850,000	–	64,191,494	268,191,494	18.83%
Andrew Georgens	100,000	–	1,022,880	25,022,280	2.01%
Hugh Darryl Metz	–	–	3,000,000	3,000,000	*
Total Officers and Directors	1,800,000	40,000,000	213,259,576	1,445,258,976	58.94%
>5% Shareholders
B2 Management Group LLC(2) 4522 West Village Drive, Suite 215, Tampa, Florida 33624	–	–	145,045,200	145,045,200	11.89%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 145,045,200 shares of Common Stock are owned by B2 Management Group LLC which is owned and controlled by Mr. Bell, the Company’s Chairman and Chief Executive Officer.

In addition to the Common Stock, the Company has authorized a total of 50,000,000 shares of preferred stock, currently designated as Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (“Series B Preferred Stock”). 2,000,000 shares of Series A Preferred Stock are currently issued and outstanding and 40,000,000 shares of Series B Preferred Stock are currently issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series A Preferred Stock is entitled to 240 votes for each share of Series A Preferred Stock held by such shareholder and each holder of Series B Preferred Stock is entitled to 20 votes for each share of Series B Preferred Stock held by such shareholder.

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of June 11, 2021
Preferred Stock, Series A	0.00001	2,000,000	2,000,000
Preferred Stock, Series B	0.00001	40,000,000	40,000,000
Common Stock	0.00001	5,000,000,000	1,220,140,550

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

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

Indemnification Agreements

We have entered into indemnification agreements with each of our directors, executive officers and other key employees. The indemnification agreements will require us to indemnify our directors to the fullest extent permitted by Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to directors, executive officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2021 were $51,310 and $28,045 for the fiscal year ended March 31, 2020.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the fiscal years ended March 31, 2021 and 2020.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended March 31, 2021 and 2020.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended March 31, 2021 and 2020.

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

Financial Statements

The following financial statements are filed with this Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2021 and 2020

Statements of Operations for the fiscal years ended March 31, 2021 and 2020

Statements of Changes in Stockholders’ Deficit for the fiscal years ended March 31, 2021 and 2020

Statements of Cash Flows for the fiscal years ended March 31, 2021 and 2020

Notes to Financial Statements

Exhibits

The following exhibits are included with this Form 10-K:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation	1-A POS	000-50773	99.1	10/1/19
3.2	Certificate of Designation for Series A Convertible Stock	S-1	333-251846	3.2	12/31/20
3.3	Certificate of Designation for Series B Convertible Stock	S-1	333-251846	3.3	12/31/20
3.4	Amendment to Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-11882	3.1	12/3/20
3.5	Bylaws	1-A POS	000-50773	99.2	10/1/19
4.1	Specimen Stock Certificate	1-A POS	000-50773	99.3	10/1/19
10.1*	Employment Agreement of Greg P. Bell	1-A POS	000-50773	99.3	10/1/19
10.2*	Employment Agreement with Greg Bell dated November 23, 2020	S-1	333-251846	10.2	12/31/20
10.3	Indemnification Agreement of Greg P. Bell	1-A POS	000-50773	99.4	10/1/19
10.4	Employment Agreement of Paul D.H. LaBarre	1-A POS	000-50773	99.5	10/1/19
10.5	Indemnification Agreement of Andrew Georgens	1-A POS	000-50773	99.6	10/1/19
10.6	Indemnification Agreement of Paul Labarre	1-A POS	000-50773	99.7	10/1/19
10.7	Indemnification Agreement of Hugh Darryl Metz	1-A POS	000-50773	99.8	10/1/19
10.8	Repurchase of Shares Agreement between B2Digital, Incorporated and GS Capital Partners LLC dated January 28, 2020	8-K	000-11882	99.1	2/3/20
10.9	Repurchase of Shares Agreement between B2Digital, Incorporated and GS Capital Partners LLC dated November 22, 2019	8-K	000-11882	99.1	12/5/19
10.10	Common Stock Purchase Agreement dated December 23, 2020	S-1	333-251846	10.10	12/31/20
10.11	Warrant Agreement dated December 23, 2020	S-1	333-251846	10.11	12/31/20
10.12	Amendment to Common Stock Purchase Agreement dated February 18, 2021					X
16.1	Letter from Accell Audit & Compliance, P.A. Dated January 9, 2020 Regarding Change in Certifying Accountant	8-K	000-11882	16.1	1/9/20
21.1	List of Subsidiaries					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2DIGITAL, INCORPORATED

Date: June 29, 2021	By:	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Greg P. Bell	Director and Chairman	June 29, 2021
Greg P. Bell

/s/ Paul LaBarre	Director	June 29, 2021
Paul LaBarre

/s/ Hugh Darryl Metz	Director	June 29, 2021
Hugh Darryl Metz

/s/ Andrew Georgens	Director	June 29, 2021
Andrew Georgens

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board and Management

of B2Digital Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of B2Digital Incorporated (the Company) as of March 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses. For the year ended March 31, 2021 the Company had a net loss of $5,380,270, had net cash used in operating activities of $2,052,264, and had negative working capital of $2,889,031. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provided a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2019.
Margate, Florida
June 28, 2021

B2Digital, Incorporated

Consolidated Balance Sheets

	As of March 31, 2021	As of March 31, 2020
Assets
Current assets
Cash and cash equivalents	$122,176	$46,729
Inventory	–	7,256
Deposits and prepaid expenses	10,681	3,120
Total current assets	132,857	57,105

Notes receivable	35,400	–
Operating lease right-of-use asset	1,575,792	–
Property and equipment, net of accumulated depreciation	944,999	351,393
Intangible assets, net of accumulated amortization	224,890	196,951
Goodwill	–	172,254
Total Assets	$2,913,938	$777,703

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$253,663	$131,700
Deferred revenue	119,504	13,992
Note payable- current maturity	158,200	14,000
Note payable- in default	14,000	–
Payable due for business acquisitions	–	15,000
Convertible notes payable, net of discount	1,074,733	598,150
Derivative liabilities	1,137,623	58,790
Due to shareholder	–	711
Lease liability, current	264,165	–
Total current liabilities	3,021,888	832,343

Lease liability, long-term	1,319,457	–
Note payable- long-term	105,929	156,727

Total Liabilities	4,447,274	989,070

Commitments and contingencies (Note 13)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 240 shares of common stock issued and outstanding at March 31, 2021 and 2020	20	20
Series B: 40,000,000 shares convertible into 80,000,000 shares of common stock and 0 shares issued and outstanding at March 31, 2021 and 2020, respectively respectively;	400	–
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 1,081,390,550 and 539,267,304 shares issued and outstanding at March 31, 2021 and 2020, respectively	10,815	5,394
Additional paid in capital	7,652,677	3,600,197
Accumulated deficit	(9,197,248)	(3,816,978)
Total Stockholders' Deficit	(1,533,336)	(211,367)
Total Liabilities and Stockholders' Deficit	$2,913,938	$777,703

B2Digital, Incorporated

Consolidated Statements of Operations

	For the years ended
	March 31,	March 31,
	2021	2020

Revenue:
Live event revenue	$303,812	$487,229
Gym revenue	647,490	109,506
Total revenue	951,302	596,735

Cost of sales	307,579	350,976

Gross profit	643,723	245,759

General and administrative corporate expenses
General & administrative expenses	3,256,155	1,463,417
Depreciation and amortization expense	186,063	62,740
Total general and administrative corporate expenses	3,442,218	1,526,157

Loss from operations	(2,798,495)	(1,280,398)

Other income (expense):
Gain on forgiveness of loan	10,080	–
Gain on bargain purchase	91,870	52,583
Grant income	16,500	–
Loss on extinguishment of debt	(18,281)	–
Loss on forgiveness of notes receivable	–	(81,887)
Loss on modification of debt	–	(50,756)
Financing expense-issuance of warrants	(566,261)	–
Gain on extinguishment of debt	55,568	–
Loss on goodwill impairment	(172,254)	–
Loss on disposition of subsidiary	–	(20,790)
Loss on change in fair value of derivatives	(1,332,661)	119,902
Derivative expense	(151,978)	–
Interest expense	(514,358)	(76,001)
Total other income (expense)	(2,581,775)	(56,949)

Net loss	$(5,380,270)	$(1,337,347)

Basic and diluted earnings per share on net loss	$(0.008)	$(0.003)

Weighted average shares outstanding	684,096,652	492,698,294

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended March 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	2,000,000	$20	–	–	377,620,110	$3,776	$2,624,573	$(2,479,631)	$148,738

Sale of common stock	–	–	–	–	62,500,000	625	399,375	–	400,000

Issuance of common stock for services	–	–	–	–	125,383,244	1,254	686,746	–	688,000

Issuance of common stock as part of business combination	–	–	–	–	29,000,000	290	185,110	–	185,400

Cancellation of outstanding shares in exchange for payoff of notes receivable - related party	–	–	–	–	(29,454,800)	(294)	(157,479)	–	(157,773)

Loss from modification of debt	–	–	–	–	–	–	50,756	–	50,756

Repurchase of outstanding shares (cancelled)	–	–	–	–	(25,781,250)	(257)	(188,884)	–	(189,141)

Net loss	–	–	–	–	–	–	–	(1,337,347)	(1,337,347)

Balance March 31, 2020	2,000,000	$20	–	–	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)

Sale of common stock	–	–	–	–	359,500,002	3,595	1,651,405	–	1,655,000

Issuance of common stock for services	–	–	–	–	15,733,333	157	89,176	–	89,333

Conversion of notes payable	–	–	–	–	166,889,911	1,669	1,426,038	–	1,427,707

Issuance of warrants as financing costs	–	–	–	–	–	–	566,261	–	566,261

Issuance of Series B Convertible Preferred Stock in exchange for services	–	–	40,000,000	400	–	–	319,600	–	320,000

Net loss	–	–	–	–	–	–	–	(5,380,270)	(5,380,270)

Balance March 31, 2021	2,000,000	$20	40,000,000	400	1,081,390,550	$10,815	$7,652,677	$(9,197,248)	$(1,533,336)

B2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the years ended
	March 31,	March 31,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(5,380,270)	$(1,337,347)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	409,333	688,000
Depreciation and amortization	186,063	62,739
Loss on settlement of debt	–	81,887
Loss on extinguishment of debt	18,281	50,756
Loss on disposition of subsidiary	–	20,790
Loss on goodwill impairment	172,254	–
Gain on forgiveness of loan	(14,477)	–
Gain on bargain purchase	(91,870)	(52,583)
Financing expense	566,261	–
Gain on extinguishment of debt	(55,568)	–
Amortization of debt discount	412,170	51,343
Derivative expense	151,978	–
Loss on changes in fair value of derivative liabilities	1,332,661	(119,902)
Right-of-use asset/liability	7,830	–
Changes in operating assets & liabilities
Prepaid expenses	(7,561)	3,140
Inventory	7,256	2,744
Accounts payable and accrued liabilities	153,750	(10,983)
Related party advances	(2,396)	–
Deferred revenue	82,041	(6,430)
Net cash used by operating activities	(2,052,264)	(565,846)

Cash Flows from Investing Activities
Business acquisitions	(215,000)	(42,609)
Payments to related parties	–	(173,533)
Capital expenditures	(500,737)	(84,688)
Net cash used by investing activities	(715,737)	(300,830)

Cash Flows from Financing Activities
Proceeds from notes payable	122,766	–
Proceeds from convertible notes payable	1,200,000	725,499
Repayments related to payable due for business combinations	(15,000)	(30,000)
Repayments of convertible notes payable	(107,500)	–
Payment to note payable	(11,818)	(20,532)
Purchase of cancelled stock	–	(189,141)
Issuance of common stock	1,655,000	400,000
Net cash provided by financing activities	2,843,448	885,826

Increase in Cash	75,447	19,150

Cash at beginning of period	46,729	27,579

Cash (and equivalents) at end of period	$122,176	$46,729

Supplemental Cash Flow Information
Cash paid for interest	$5,856	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable to equity	$1,427,707	$–
Cancellation of outstanding shares in exchange cancellation of notes receivable - related party	$–	$157,773
Assets acquired in business combination through the issuance of stock	$–	$185,400
Acquisition payable from sellers due to acquisitions	$–	$45,000
Initial recognition of derivative liability as debt discount	$732,416	$178,692
Assets acquired on acquisition	$–	$428,747

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2021

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

Basis of Presentation and Consolidation

We have eleven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at March 31, 2021 and 2020, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. During the year ended March 31, 2021, the Company recorded a loss on goodwill impairment in the amount of $172,254.

Other income

During the year ended March 31, 2021, the Company received $16,500 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Live event revenue

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

Gym revenue

The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The majority of revenues are received for gym membership dues. Members pay their dues on the monthly anniversary of when they join the gym. Dues are recognized as revenue over the period they are earned. Any unearned dues are recorded in deferred revenue.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through March 31, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended March 31, 2021 and 2020.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2021 and 2020, the Company had outstanding balances of finished goods inventory of $0 and $7,256, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of March 31, 2021, the convertible notes are indexed to 347,942,680 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the nine months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Basic and diluted
Net loss	$(5,380,270)	$(1,337,347)

Net loss per share
Basic	$(0.008)	$(0.003)
Diluted	$(0.008)	$(0.003)

Weighted average number of shares outstanding:
Basic & diluted	684,096,652	492,698,294

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2021, there were no options outstanding.

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

During the years ended March 31, 2021 and 2020, the Company recorded $409,333 and $688,000 in stock-compensation expense, for stock issued for services, respectively.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company does not believe the adoption of this ASU will have a material effect on the financial statements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended March 31, 2021, the Company had a net loss of $5,380,270, had net cash used in operating activities of $2,052,264, had negative working capital of $2,889,031, accumulated deficit of $9,197,248 and stockholders’ deficit of $1,533,336. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the years ended March 31, 2021 and 2020 are as follows:

	For the year ended
	March 31,	March 31,
	2021	2020
Live events	$303,812	$487,229
Gym revenue	647,490	109,506
Net sales	$951,302	$596,735

All revenue is derived in the United States.

Information about the Company’s deferred revenue for the years ended March 31, 2021 and 2020 are as follows:

	As of
	March 31,	March 31,
	2021	2020
Balance at beginning of year	$13,992	$–
Deferral of revenue	389,665	81,796
Recognition of unearned revenue	(284,153)	(67,804)
Balance at end of year	$119,504	$13,992

Deferral of revenue in the years ended March 31, 2021 and 2020 was $119,504 and $13,992, respectively. This deferred revenue represents deferred gym memberships fees and tickets pre-sold for live events, which pertain to performance obligations not realized as of March 31, 2021 and 2020.

Revenue recognized in the years ended March 31, 2021 and 2020, which was included in the unearned revenue liability balance at the beginning of the year, was $284,153 and $67,804, respectively. This revenue represents gym membership fees and live event sales for performance obligations met in the years ended March 31, 2021 and 2020.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020

Gym equipment	$420,880	$163,147
Cages	132,350	124,025
Event assets	92,117	61,319
Furniture and fixtures	16,766	–
Production truck gear	11,740	–
Production equipment	32,875	30,697
Venue lighting system	37,250	–
Leasehold improvements	43,712	–
Electronics hardware and software	124,624	11,845
Trucks trailers and vehicles	197,921	11,210
	1,110,235	402,243
Less: accumulated depreciation	(165,236)	(50,850)
	$944,999	$351,393

Depreciation expense related to these assets for the years ended March 31, 2021 and 2020 amounted to $114,386 and $34,443, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at March 31, 2021 and 2020:

	As of	As of
	March 31, 2021	March 31, 2020

Licenses	$142,248	$142,248
Software/website development	12,585	–
Customer relationships	170,031	83,000
	324,864	225,248
Less: accumulated amortization	(99,974)	(28,297)
	$224,890	$196,951

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the years ended March 31, 2021 and 2020 amounted to $71,677 and $28,297, respectively.

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2022	$89,322
Fiscal year ended March 31, 2023	82,405
Fiscal year ended March 31, 2024	46,095
Fiscal year ended March 31, 2025	7,068
Total	$224,890

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

Consideration
Cash	$115,000

Fair values of identifiable net assets:
Property & equipment:
Gym equipment	$133,850

Intangible assets:
Customer relationships	73,020

Total fair value of identifiable net assets	$206,870

Gain on bargain purchase	$91,870

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

Hillcrest Fitness, LLC

On December 1, 2020, the Company entered into an agreement for the acquisition of 100% of the equity interest in Hillcrest Fitness LLC. The purchase price is $100,000 in cash. The acquisition closed in January 2021. As part of the acquisition, the Company assumed an SBA loan in the amount of $35,400. However, the seller has agreed to repay the loan once it becomes due. The Company has recorded a loan payable in the amount of $35,400 with a corresponding loan receivable in the amount of $35,400.

Consideration
Cash	$100,000

Fair values of identifiable net assets:
Property & equipment:
Gym equipment	$85,989

Intangible assets:
Customer relationships	14,011

Total fair value of identifiable net assets	$100,000

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The fair value of the net identifiable assets consisted of gym equipment of $85,989. The Company assigned a fair value of $14,011 in intangible assets – customer relationships. The intangible assets – customer relationships are being amortized over their estimated life, currently expected to be three years.

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as March 31, 2021 and 2020:

	As of	As of
	March 31,	March 31,
	2021	2020
Notes payable - current maturity:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	$–	$14,000
Note Payable PPP SBA Loan	15,600	–
SBA EIDL Loan	10,000	–
SBA Loan Payable B2Digital	97,200	–
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	–
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	60,000
Brian Cox 401K	12,882	21,970
SBA Loan (Hillcrest)	35,400	–
SBA Loan (One More Gym, LLC)	63,047	74,757
Total notes payable	278,129	170,727
Less: long-term	(105,929)	(156,727)
Total	$172,200	$14,000

On May 8, 2020, WLES LP LLC converted $30,000 of its $60,000 notes payable into 12,000,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt in the amount of $18,281.

During the year ended March 31, 2021, the Company repaid $9,082 on its loan payable to Brian Cox 401K.

During the year ended March 31, 2021, the Company repaid $5,047 on its SBA Loan (One More Gym, LLC). The Government paid another $6,916 as part of COVID relief.

During year ended March 31, 2021, the bank forgave $6,949 in principal and $3,132 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $10,080 in gain on forgiveness of loan.

As of March 31, 2021, the Emry Capital note is in default. However, the note is not subject to any default provisions.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of March 31, 2021:

Note*	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 5	1/27/2020	1/27/2021	8%	$202,400	$–	$202,400
Note 6	2/19/2020	2/19/2021	8%	85,800	–	85,800
Note 7	3/10/2020	3/10/2021	8%	85,800	–	85,800
Note 8	8/4/2020	8/4/2021	8%	156,000	22,400	133,600
Note 9	10/2/2020	10/2/2021	8%	205,000	68,000	137,000
Note 10	10/15/2020	10/15/2021	8%	172,000	45,911	126,089
Note 11	11/2/2020	11/2/2021	8%	69,000	21,287	47,713
Note 12	11/12/2020	11/12/2021	8%	69,000	13,892	55,108
Note 14	12/10/2020	12/10/2021	8%	80,000	24,738	55,262
Note 15	12/29/2020	12/29/2021	8%	55,650	43,660	11,990
Note 16	1/14/2021	1/14/2022	8%	107,000	31,364	75,636
Note 17	1/27/2021	1/27/2021	8%	60,000	21,437	38,563
Note 18	2/3/2021	2/3/2022	8%	45,250	38,608	6,642
Note 19	2/12/2021	2/12/2022	8%	69,000	55,870	13,130
				$1,461,900	$387,167	$1,074,733

* Notes 1, 2, 3 and 4 in the amounts of $82,000, $208,000, $27,000 and $62,000, respectively, were fully converted as of March 31, 2021.

Between October 4, 2019 and February 12, 2021, the Company issued to accredited investors, Convertible Promissory Notes aggregating a principal amount of $1,949,400. The Company received an aggregate net proceeds of $1,850,500 after $91,900 in original note discount. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the date on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Notes 1-19
Compound embedded derivative	$910,762
Convertible notes payable	1,091,717
Day one derivative expense	(151,978)
Legal fees	7,000
Original issue discount	91,900
Face value	$1,949,400

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the year ended March 31, 2021 is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 1	$2,216	$–	$11,869	$–
Note 2	8,821	–	53,298	–
Note 3	4,430	–	13,021	–
Note 4	4,294	–	11,688	–
Note 5	18,468	21,401	31,334	–
Note 6	7,249	7,950	17,095	–
Note 7	6,770	7,129	20,636	–
Note 8	8,172	8,172	26,063	22,400
Note 9	8,088	8,088	45,444	68,000
Note 10	6,296	6,296	25,081	45,911
Note 11	2,253	2,253	11,052	21,287
Note 12	2,102	2,102	8,175	13,892
Note 13	3,170	–	107,500	–
Note 14	1,946	1,946	9,332	24,738
Note 15	1,464	1,464	6,424	43,660
Note 16	1,782	1,782	5,070	31,364
Note 17	828	828	3,263	21,437
Note 18	555	555	2,117	38,608
Note 19	711	711	3,708	55,870
	$89,615	$70,677	$412,170	$387,167

As of March 31, 2021, Note 5, Note 6, and Note 7 are considered in default. Upon an event of default, the interest accrues at 18%. Additionally, upon non-payment at maturity, the principal increases by 10%. The principal on Note 5 increased by $18,400, Note 6 increased by $7,800 and Note 7 increased by $7,800.

Debt conversions

The following table illustrates the debt converted and the associated gain or loss:

Note	Conversion Date	Shares issued in conversion	Fair value of shares	Face Value	Accrued Interest	Fees	Total Debt	Derivative liability	Net (gain)/ loss
WLES LP LLC	May 8, 2020	12,000,000	$48,281	$30,000	$–	$–	$30,000	$–	$18,281
Note 1	July 30, 2020	4,292,918	12,449	7,000	341	–	7,341	–	5,108
Note 1	July 30, 2020	5,071,886	16,737	7,500	488	–	7,988	8,570	179
Note 1	August 20, 2020	8,468,394	155,818	12,500	871	500	13,871	138,147	3,800
Note 1	September 9, 2020	12,123,426	261,866	55,000	4,075	500	59,575	142,490	59,801
Note 2	October 1, 2020	33,934,756	210,395	108,000	7,196	250	115,446	80,674	14,275
Note 2	October 15, 2020	14,521,245	81,319	45,000	3,136	350	48,486	39,128	(6,295)
Note 2	November 25, 2020	15,120,622	78,627	35,000	2,754	350	38,104	44,183	(3,660)
Note 2	December 22, 2020	8,330,328	39,153	20,000	1,691	–	21,691	19,806	(2,344)
Note 3	January 19, 2021	15,087,285	69,402	35,000	3,145	350	38,495	32,195	(1,288)
Note 3	February 4, 2021	11,659,246	59,462	27,000	2,521	350	29,871	30,603	(1,012)
Note 4	February 10, 2021	26,279,805	394,198	62,000	5,531	350	67,881	323,556	2,760
		166,889,911	$1,427,707	$444,000	$31,749	$3,000	$478,749	$859,352	$89,605

During the year ended March 31, 2021, the Company repaid Note 13 in cash. The principal balance was $107,500 and the accrued interest was $3,170. The prepayment fee was $16,125. The Company repaid $126,795. As of the repayment date, the derivative liability related to Note 13 was $126,892. As a result, the Company recorded a gain on loss of extinguishment in the amount of $126,892. Between the loss on extinguishment of $71,324 related the conversion and the gain on loss of extinguishment related to the repayment, the net gain was $55,568.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2021:

	March 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	347,942,680	$(1,137,623)
Total	347,942,680	$(1,137,623)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2020:

	March 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	77,027,083	$(58,790)
Total	77,027,083	$(58,790)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended March 31, 2021 and 2020:

	March 31,	March 31,
	2021	2020
Compound embedded derivatives	$(1,332,661)	$119,102
Day one derivative loss	(151,978)	–
Total	$(1,484,639)	$119,102

The Company’s Convertible Promissory Notes issued between October 4, 2019 and February 12, 2021 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

March 31, 2021
Quoted market price on valuation date	$0.0058
Contractual conversion rate	$0.0031 - $0.01
Contractual term to maturity	0.24 Years – 0.87 Years
Market volatility:
Equivalent Volatility	190.74% - 374.31%
Interest rate	8.0%

 The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended March 31, 2021 and 2020.

	March 31,	March 31,
	2021	2020

Beginning balance	$58,790	$–
Issuances:
Compound embedded derivatives	732,416	178,692
Conversions	(859,352)	–
Derivative extinguished / debt repaid in cash	(126,892)	–
Loss (gain) on changes in fair value inputs and assumptions reflected in income	1,332,661	(119,902)
Total	$1,137,623	$58,790

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

Common Stock

Common Stock Issuances for the year ended March 31, 2020

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

Common Stock Issuances for the year ended March 31, 2021

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

Between February 9, 2021 and March 23, 2021, the Company sold 297,500,000 shares of common stock for $1,190,000 or $0.004 per share.

On January 19, 2021, GS Capital converted $35,000 in principal, $3,145 in accrued interest, and $350 in conversion fees of the December 5, 2019 $62,000 face value note into 15,087,285 shares of common stock. The 15,087,285 shares were valued at $69,402. After recording the removal of the $35,000 in principal, $3,145 in interest, $350 in conversion fees and $32,195 in derivative liabilities, the Company recorded $1,288 as gain on extinguishment of debt.

On February 4, 2021, GS Capital converted $27,000 in principal, $2,521 in accrued interest, and $350 in conversion fees of the December 5, 2019 $62,000 face value note into 11,659,246 shares of common stock. The 11,659,246 shares were valued at $59,462. After recording the removal of the $27,000 in principal, $2,521 in interest, $350 in conversion fees and $30,603 in derivative liabilities, the Company recorded $1,012 as gain on extinguishment of debt.

On February 10, 2021, GS Capital converted $62,000 in principal, $5,531 in accrued interest, and $350 in conversion fees of the October 31, 2019 $62,000 face value note into 26,279,805 shares of common stock. The 26,279,805 shares were valued at $394,197. After recording the removal of the $62,000 in principal, $5,531 in interest, $350 in conversion fees and $323,556 in derivative liabilities, the Company recorded $2,760 as loss on extinguishment of debt.

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

In connection with the CSPA, the Company also issued to Triton warrants to purchase 125,000,000 of the Company’s Common Stock at $0.02 per share (the “Warrants”), subject to adjustments. The Warrants terminate five years from the date of issuance. In the event that the S-1 Registration Statement registering the resales of the shares underlying the exercise of the Warrant (the “Warrant Shares”) is not deemed effective within 90 days of the issuance of the Warrants, 100,000,000 Warrants will terminate and 25,000,000 Warrants will remain which shall either be registered by the Company in an S-1 Registration Statement or will be available for cashless exercise pursuant to the terms of the Warrant Agreement. The 125,000,000 warrants were valued at $566,261 and were valued using a Black-Scholes Merton model. These warrants have been recorded as a financing expense.

As of March 31, 2021, the Company had 125,000,000 warrants outstanding.

The following table represents warrant activity years ended March 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – April 1, 2019	–	S	–	–	$–
Issued	–		–	–	–
Exercised	–		–	–	–
Expired	–		–	–	–
Warrants Outstanding – March 31, 2020	–		$–	–	$–

Issued	125,000,000		$0.02	5.0 years	$–
Exercised	–		–	–	–
Expired	–		–	–	–
Outstanding Exercisable – March 31, 2021	125,000,000		$0.02	4.9 years	$–
Outstanding Exercisable – March 31, 2021	125,000,000		$0.02	4.9 years	$–

NOTE 12 –LEASES

Kokomo lease

On October 1, 2020, the Company, under its subsidiary ONE More Gym LLC, entered into a facilities lease (“Kokomo Lease”) for 25,000 square feet in Kokomo, Indiana. The initial lease term is for five years and the lease commencement date is October 1, 2020. The monthly lease payments are $7,291.66 in year 1, $7,656.25 in year 2, $8,039.06 in year 3, and $8,441.02 in years 4 and 5.

Valparaiso Lease

The Company leases 11,676 square feet of office space located at 1805 E. Lincolnway, Valparaiso, Indiana 46383. The Company assumed the lease (“Valparaiso Lease”) when it acquired CFit Indiana Inc. on October 6, 2020. The monthly lease payments are $7,624.50 and the lease expires on December 31, 2023.

Merrill Lease

In connection with the acquisition of CFit Indiana Inc. on October 6, 2020, the Company acquired a facilities lease for 15,000 square feet at 6055N. Broadway Ave., Merrillville, Indiana. The monthly lease payments are $11,189.50 and the lease expires on February 28, 2026.

Tuscaloosa Lease

In connection with the acquisition of Hillcrest Fitness LLC on December 1, 2020, the Company acquired a facilities lease at 6551 Highway 69 South, Tuscaloosa, AL 35405. The monthly lease payments are $6,000 and the lease expires on March 6, 2024.

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

Right-of-use asset is summarized below:

	March 31, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Total
Office lease	$375,483	$374,360	$705,966	$222,087	$1,677,896
Less: accumulated amortization	(29,967)	(50,010)	(9,424)	(12,703)	(102,104)
Right-of-use asset, net	$345,516	$324,350	$696,542	$209,384	$1,575,792

Operating lease liability is summarized below:

	March 31, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Total
Office lease	$349,609	$324,350	$700,279	$209,384	$1,583,622
Less: current portion	(58,031)	(107,810)	(44,228)	(54,096)	(264,165)
Long term portion	$291,578	$216,540	$656,051	$155,288	$1,319,457

Maturity of the lease liability is as follows:

	March 31, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Total
Fiscal year ending March 31, 2022	$89,687	$134,274	$112,200	$72,000	$408,161
Fiscal year ending March 31, 2023	94,172	134,274	201,450	72,000	501,896
Fiscal year ending March 31, 2024	98,880	100,706	201,450	72,000	473,036
Fiscal year ending March 31, 2025	101,292	–	201,450	30,000	332,742
Fiscal year ending March 31, 2026	50,646	–	184,663	–	235,309
Present value discount	(85,070)	(44,904)	(200,933)	(36,615)	(367,523)
Lease liability	$349,607	$324,350	$700,280	$209,385	$1,583,622

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

On November 23, 2020, as part of an Employment Agreement, the Company’s Chief Executive Officer received 40,000,000 shares of Series B Convertible Preferred Stock. Each share of Series B Preferred is convertible into two shares of common stock. As such the fair value, $320,000, was based on the value of 80,000,000 common shares on the date of agreement, $0.004 per share. The shares are considered immediately vested as of November 23, 2020 and expensed in full during the year ended March 31, 2021.

Each of the acquisition agreements contain a Management Services Agreement (“MSA”) whereby the Company agrees to pay a management fee based on certain performance targets. The MSA agreements expire 10 years from the acquisition agreement dates.

NOTE 14 – INCOME TAXES

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

Income tax expense for income tax is as follows:

	Year ended March 31, 2021	Year ended March 31, 2020
Federal
Current	–	–
Deferred	–	–
Total Federal	–	–
State
Current	–	–
Deferred	–	–
Total State	–	–
Total income tax expense	–	–

 A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2021 and 2020 is as follows

	Year ended March 31,2021	Year ended March 31, 2020
Statutory rate	-21.0%	-21.0%
Change in valuation allowance	17.2%	23.7%
State income taxes, (net of federal tax benefit)	-2.5%	-3.5%
Change in derivatives value	6.5%	0.0%
Other Permanent differences	-0.2%	0.8%
Effective rate	0.0%	0.0%

 The tax effects of temporary difference that give rise to significant portions of the Company’s deferred tax assets and liabilities as of March 31:

	2021	2020
Deferred tax assets:
Net operating loss carryover	1,448,625	473,374
Capital loss carryover	20,080	–
Intangible assets	25,094	–
Total	1,493,799	473,374
Valuation allowance	(1,288,125)	(459,538)
Net deferred assets	205,674	13,836
Deferred tax liabilities:
Property and equipment	(205,674)	(10,683)
Intangible assets	–	(3,153)
Net deferred assets and liabilities	–	–

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for the years ended March 31, 2021, and 2020 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and amortization.

At March 31, 2021 the Company has available net operating loss carry forwards for federal and state income tax reporting purposes of $402,408 which expire at various dates between 2033 and 2038. Additionally at March 31, 2021 the Company has available net operation loss carry forwards for federal and state income tax reporting purposes of $5,505,083 which have an indefinite life.

NOTE 15 - SUBSEQUENT EVENTS

Promissory Notes

On April 26, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $153,000. The note has a maturity date of April 26, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On April 30, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $104,000. The note has a maturity date of April 30, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On May 25, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $104,000. The note has a maturity date of May 25, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On June 24, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $185,652. The note has a maturity date of June 24, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

Business Acquisition

On April 1, 2021, the Company entered into an agreement for the acquisition of 100% of the equity interest in Club Fitness Inc. in Moody, Alabama. The purchase price is $125,000.

Subscription Agreements

On April 1, 2021, the Company entered into a Subscription Agreement with GS Capital Partners, LLC for the sale of 50,000,000 shares of common stock for $200,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

On April 10, 2021, the Company entered into a Subscription Agreement with GS Capital Partners, LLC for the sale of 13,750,000 shares of common stock for $55,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

On April 14, 2021, the Company entered into a Subscription Agreement with Eli Safdieh for the sale of 25,000,000 shares of common stock for $100,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

On May 13, 2021, the Company entered into a Subscription Agreement with GS Capital Partners, LLC for the sale of 50,000,000 shares of common stock for $200,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

