Form 10-Q
period 2021-06-30
B2Digital, Inc.
filed 2021-08-13
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on August 13, 2021, was 1,381,890,550.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated

3

B2Digital, Incorporated

Consolidated Balance Sheets

	As of June 30, 2021 (Unaudited)	As of March 31, 2021
Assets
Current assets
Cash and cash equivalents	$111,785	$122,176
Deposits and prepaid expenses	28,912	10,681
Total current assets	140,697	132,857

Notes receivable and other receivables	44,689	35,400
Operating lease right-of-use asset	1,765,876	1,575,792
Property and equipment, net of accumulated depreciation	1,136,243	944,999
Intangible assets, net of accumulated amortization	245,013	224,890
Total Assets	$3,332,518	$2,913,938

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$400,398	$213,663
Contract liabilities	84,608	119,504
Note payable- current maturity	295,600	158,200
Note payable- in default	14,000	14,000
Payable due for business acquisitions	42,906	40,000
Convertible notes payable	1,500,861	1,074,733
Derivative liabilities	788,069	1,137,623
Lease liability, net of discounts, current	341,974	264,165
Total current liabilities	3,468,416	3,021,888

Lease liability, long-term	1,456,108	1,319,457
Note payable- long-term	96,947	105,929

Total Liabilities	5,021,471	4,447,274

Commitments and contingencies (Note 13)	–	–

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 240 shares of common stock issued and outstanding at June 30, 2021 and March 31, 2021, respectively;	20	20
Series B: 40,000,000 shares convertible into 80,000,000 shares of common stock and 0 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively;	400	400
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 1,306,890,550 and 1,081,390,550 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	13,070	10,815
Additional paid in capital	8,556,152	7,652,677
Accumulated deficit	(10,258,595)	(9,197,248)
Total Stockholders' Deficit	(1,688,953)	(1,533,336)
Total Liabilities and Stockholders' Deficit	$3,332,518	$2,913,938

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations (Unaudited)

	For the three months ended
	June 30,	June 30,
	2021	2020

Revenue:
Live event revenue	$235,591	$59
Gym revenue	333,174	59,962
Total revenue	568,765	60,021

Cost of sales	203,502	1,312

Gross profit	365,263	58,709

General and administrative corporate expenses
General & administrative expenses	1,553,880	164,788
Depreciation and amortization expense	88,049	32,972
Total general and administrative corporate expenses	1,641,929	197,760

Loss from operations	(1,276,666)	(139,051)

Other income (expense):
Gain on forgiveness of loan	23,303	5,040
Grant income	–	2,000
Gain on sale of assets	230	–
Gain on extinguishment of debt	80,741	–
Loss on settlement of debt	–	(18,281)
Gain (loss) on change in fair value of derivative liabilities	310,871	(275,432)
Interest expense	(199,826)	(69,782)
Total other income (expense)	215,319	(356,455)

Net loss	$(1,061,347)	$(495,506)

Basic and diluted earnings per share on net loss	$(0)	$(0)

Weighted average shares outstanding	1,207,948,242	550,425,206

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended June 30, 2021 and 2020 (Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	$7,652,677	$(9,197,248)	$(1,533,336)
Sale of common stock	–	–	–	–	220,000,000	2,200	877,800	–	880,000
Issuance of common stock for services	–	–	–	–	5,500,000	55	23,595	–	23,650
Issuance of convertible notes	–	–	–	–	–	–	2,080	–	2,080
Net loss	–	–	–	–	–	–	–	(1,061,347)	(1,061,347)
Balance June 30, 2021	2,000,000	$20	40,000,000	$400	1,306,890,550	$13,070	$8,556,152	$(10,258,595)	$(1,688,953)

	Preferred Stock Series A		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance March 31, 2020	2,000,000	$20	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)
Sale of common stock for cash	–	–	4,000,000	40	14,360	–	14,400
Conversion of notes payable	–	–	16,292,915	163	55,459	–	55,622
Net Loss	–	–	–	–	–	(495,506)	(495,506)
Balance June 30, 2020	2,000,000	$20	559,560,219	$5,597	$3,670,016	$(4,312,484)	$(636,851

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	June 30,	June 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(1,061,347)	$(495,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	23,650	14,400
Depreciation and amortization	88,049	32,972
Loss on settlement of debt	–	18,281
Gain on forgiveness of loan	(23,303)	–
Gain on settlement of debt	–	(5,040)
Gain on sale of assets	(230)	–
Gain on extinguishment of debt	(80,741)	–
Interest expense on extinguishment of debt	8,246	–
Amortization of debt discount	155,736	51,651
Change in fair value of derivative liabilities	(310,871)	275,432
Right-of-use asset/liability	24,376	–
Changes in operating assets & liabilities
Prepaid expenses	(18,231)	140
Accounts receivable	(9,289)	–
Accounts payable and accrued liabilities	193,027	(6,948)
Deferred revenue	(34,896)	7,293
Net cash used in operating activities	(1,045,826)	(107,325)

Cash Flows from Investing Activities
Business acquisitions	(125,000)	–
Payments to related parties	–	(470)
Capital expenditures	(174,184)	(1,084)
Net cash used in investing activities	(299,184)	(1,554)

Cash Flows from Financing Activities
Proceeds from notes payable	153,000	122,800
Proceeds from convertible notes payable	370,181	–
Repayments related to payable due for business combinations	–	(5,000)
Repayments of notes payable	(2,347)	–
Repayments of convertible notes payable	(65,372)	–
Payment to note payable	(843)	(63)
Issuance of common stock	880,000	–
Net cash provided by financing activities	1,334,619	117,737

Decrease in Cash	(10,391)	8,858

Cash at beginning of period	122,176	46,729

Cash (and equivalents) at end of period	$111,785	$55,587

Supplemental Cash Flow Information
Cash paid for interest	$2,319	$–
Cash paid for income taxes	$–	$–
Non-cash investing and financing activities:
23,000,000 shares of common stock issued for business combination	$–	$147,200
29,454,800 shares returned in exchange for forgiveness of loan receivable	$–	$644,441

See accompanying notes to the unaudited consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

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

Basis of Presentation and Consolidation

The Company has eleven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, Colosseum Combat LLC which owns Colosseum Combat MMA in Indiana, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its eleven wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its eight wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is March 31.

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

JUNE 30, 2021 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at June 30, 2021 and 2020, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. During the three months ended June 30, 2021, the Company did not record any impairment on goodwill.

Other income

 During the three months ended June 30, 2020, the Company received $2,000 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended June 30, 2021 and 2020.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2021 and March 31, 2021, the Company had no Finished Goods Inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of June 30, 2021 the convertible notes are indexed to 559,931,126 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the three months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Basic and diluted
Net loss	$(1,061,347)	$(495,506)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	1,207,948,242	550,425,206

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2021 there were no options outstanding.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on April 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning April 1, 2023 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. For the three months ended June 30, 2021, the Company had a net loss of $1,061,347, had net cash used in operating activities of $1,045,826, had negative working capital of $3,327,719, accumulated deficit of $10,258,595 and stockholders’ deficit of $1,688,953. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the three months ended June 30, 2021 and 2020 are as follows:

	For the three months ended
	June 30,	June 30,
	2021 (Unaudited)	2020 (Unaudited)
Live events	$235,591	$59
Gym revenue	333,174	59,962
Net sales	$568,765	$60,021

 All revenue is derived in the United States.

Information about the Company’s contract liabilities for the three months ended June 30, 2021 and 2020 are as follows:

	As of
	June 30,	June 30,
	2021	2020
Balance at beginning of year	$119,504	$13,992
Deferral of revenue	169,798	37,960
Recognition of unearned revenue	(204,694)	(30,668)
Balance at June 30	$84,608	$21,284

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021

Gym equipment	$505,715	$420,880
Cages	146,509	132,350
Event assets	104,270	92,117
Furniture and fixtures	16,766	16,766
Production truck gear	11,740	11,740
Production equipment	47,875	32,875
Venue lighting system	38,266	37,250
Leasehold improvements	117,541	43,712
Electronics hardware and software	133,378	124,624
Trucks trailers and vehicles	241,278	197,921
	1,363,338	1,110,235
Less: accumulated depreciation	(227,095)	(165,236)
	$1,136,243	$944,999

Depreciation expense related to these assets for the three months ended June 30, 2021 and 2020 amounted to $61,859 and $18,943, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	As of	As of
	June 30, 2021	March 31, 2021

Licenses	$142,248	$142,248
Customer relationships	216,343	170,031
Software development	12,585	12,585
	371,176	324,864
Less: accumulated amortization	(126,163)	(99,974)
	$245,013	$224,890

Licenses are amortized over five years, whereas customer relationships are amortized over three 3 years. Amortization expense related to these assets for the three months ended June 30, 2021 and 2020 amounted to $26,190 and $14,029 respectively.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2022	$78,569
Fiscal year ended March 31, 2023	97,842
Fiscal year ended March 31, 2024	61,533
Fiscal year ended March 31, 2025	7,069
Total	$245,013

NOTE 7 – BUSINESS ACQUISITIONS

Club Fitness, LLC

On April 1, 2021, the Company entered into an agreement for the acquisition of 100% of the equity interest in Club Fitness LLC. The purchase price was $125,000 in cash. The acquisition closed in April 2021.

Consideration
Cash	$125,000

Fair values of identifiable net assets:
Property & equipment:
Gym equipment	$76,689

Intangible assets:
Customer relationships	46,311

Total fair value of identifiable net assets	$125,000

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The fair value of the net identifiable assets consisted of gym equipment of $76,689. The Company assigned a fair value of $46,311 in intangible assets – customer relationships. The intangible assets – customer relationships are being amortized over their estimated life, currently expected to be three years.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of June 30, 2021 and March 31, 2021:

	As of	As of
	June 30,	March 31,
	2021	2021
Notes payable - current maturity:
Note Payable PPP SBA Loan	$–	$15,600
SBA EIDL Loan	10,000	10,000
SBA Loan Payable B2Digital	97,200	97,200
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	14,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000
Brian Cox 401K	10,533	12,882
SBA Loan (Hillcrest)	35,400	35,400
SBA Loan (One More Gym, LLC)	56,414	63,047
GS Capital, LLC	153,000	–
Total notes payable	406,547	278,129
Less: long-term	(96,947)	(105,929)
Total	$309,600	$172,200

On May 8, 2020, WLES LP LLC converted $30,000 of its $60,000 notes payable into 12,000,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt in the amount of $18,281.

During the three months ended June 30, 2021, the Company incurred $4,603 in interest expense related to notes payable.

During the three months ended June 30, 2021, the Company repaid $2,347 on its loan payable to Brian Cox.

During the three months ended June 30, 2021, the bank forgave $6,634 in principal and $1,069 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $7,703 in gain on forgiveness of loan.

During the three months ended June 30, 2021 the bank forgave the Company’s PPP loan of $15,600. No interest was accrued as of the payoff date. As a result, the Company recorded $15,600 in gain on forgiveness of loan.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The following is a summary of convertible notes payable as of June 30, 2021:

Note*	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 5	1/27/2020	1/27/2021	8%	$202,400	$–	$202,400
Note 6	2/19/2020	2/19/2021	8%	85,800	–	85,800
Note 7	3/10/2020	3/10/2021	8%	85,800	–	85,800
Note 8	8/4/2020	8/4/2021	8%	156,000	9,379	146,621
Note 9	10/2/2020	10/2/2021	8%	205,000	37,415	167,585
Note 10	10/15/2020	10/15/2021	8%	172,000	27,964	144,036
Note 11	11/2/2020	11/2/2021	8%	69,000	13,114	55,886
Note 12	11/12/2020	11/12/2021	8%	69,000	8,318	60,682
Note 14	12/10/2020	12/10/2021	8%	80,000	16,515	63,485
Note 16	1/14/2021	1/14/2022	8%	107,000	23,068	83,932
Note 17	1/27/2021	1/27/2021	8%	60,000	15,969	44,031
Note 18	2/3/2021	2/3/2022	8%	45,250	33,439	11,811
Note 19	2/12/2021	2/12/2022	8%	69,000	47,402	21,598
Note 20	4/30/2021	4/30/2022	8%	104,000	3,343	100,657
Note 21	5/25/2021	5/25/2022	8%	104,000	5,586	98,414
Note 22	6/24/2021	6/24/2022	8%	185,652	57,529	128,123
Total				$1,799,902	$299,041	$1,500,861

 * Notes 1, 2, 3 and 4 in the amounts of $82,000, $208,000, $27,000 and $62,000, respectively, were fully converted as of March 31, 2021.

Between April 1, 2021 and June 30, 2021, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $393,652. The Company received an aggregate net proceeds of $370,181 after $23,471 in original note discount. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the three months ended June 30, 2021 is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 5	$8,730	$30,132	$–	$–
Note 6	3,850	11,800	–	–
Note 7	3,850	10,979	–	–
Note 8	3,111	11,283	13,022	9,379
Note 9	4,089	12,176	30,586	37,415
Note 10	3,431	9,726	17,947	27,964
Note 11	1,376	3,630	8,172	13,114
Note 12	1,376	3,478	5,573	8,318
Note 14	1,596	3,542	8,224	16,515
Note 15	12	–	43,661	–
Note 16	2,134	3,916	8,296	23,068
Note 17	1,198	2,026	5,469	15,969
Note 18	903	1,459	5,169	33,439
Note 19	1,376	2,087	8,468	47,402
Note 20	1,390	1,390	656	3,343
Note 21	821	821	493	5,586
Note 22	244	244	–	57,529
	$39,487	$108,689	$155,736	$299,041

As of June 30, 2021, Note 5, Note 6, and Note 7 are considered in default. Upon an event of default, the interest accrues at 18%. Additionally, upon non-payment at maturity, the principal increases by 10%. The principal on Note 5 increased by $18,400, Note 6 increased by $7,800 and Note 7 increased by $7,800.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2021:

	June 30, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	559,931,126	$(788,069)
Total	559,931,126	$(788,069)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2020:

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	277,598,000	$(334,222)
Total	277,598,000	$(334,222)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended June 30, 2021:

The financings giving rise to derivative financial instruments and the income effects:	June 30, 2021
Compound embedded derivatives	$310,871
Total gain (loss)	$310,871

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended June 30, 2020:

The financings giving rise to derivative financial instruments and the income effects:	June 30, 2020
Compound embedded derivatives	$(275,432)
Total gain (loss)	$(275,432)

The Company’s Convertible Promissory Notes issued between October 4, 2019 and June 24, 2021 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

June 30, 2021
Quoted market price on valuation date	$0.0041
Contractual conversion rate	$0.0027 - $0.01
Contractual term to maturity	0.095 Years – 1.0 Years
Market volatility:
Equivalent Volatility	21.33% - 230.47%
Interest rate	8.0%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended June 30, 2021 and March 31, 2021.

	June 30,	March 31,
	2021	2021

Beginning balance	$1,137,623	$58,790
Issuances:
Compound embedded derivatives	42,058	732,416
Conversions	–	(859,352)
Derivative extinguished / debt repaid in cash	(80,740)	(126,892)
Loss (gain) on changes in fair value inputs and assumptions reflected in income	(310,871)	1,332,661
Total	$788,069	$1,137,623

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

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

Common Stock

Common Stock Issuances for the three months ended June 30, 2020

On April 23, 2020, the Company issued 4,000,000 shares of common stock in exchange for services valued at $25,600 or $0.0064 per share.

On May 14, 2020, the Company sold 1,562,500 shares of common stock for $10,000 or $0.0064 per share.

On May 25, 2020, the Company sold 11,718,750 shares of common stock for $75,000 or $0.0064 per share.

On June 1, 2020, the Company issued 67,000,000 shares of common stock in exchange for services valued at $428,800 or $0.0064 per share.

On June 1, 2020, the Company issued 6,000,000 shares of common stock in exchange for the acquisition of UCL MMA LLC valued at $39,000 or $0.0065 per share.

Common Stock Issuances for the three months ended June 30, 2021

On April 1, 2021, the Company issued 50,000,000 shares of stock to GS Capital in exchange for $200,000 or $0.004 per share.

On April 10, 2021, the Company issued 25,000,000 shares of stock to AES Capital in exchange for $100,000 or $0.004 per share.

On April 14, 2021, the Company issued 13,750,000 shares of stock to GS Capital in exchange for $55,000 or $0.004 per share.

On May 13, 2021, the Company issued 50,000,000 shares of stock to GS Capital in exchange for $200,000 or $0.004 per share.

On May 21, 2021 the Company issued 1,500,000 shares of common stock to Rex Chan in exchange for contractor services valued at $6,450 or $0.0043 per share representing the share price at the date of the transaction.

On May 21, 2021 the Company issued 2,000,000 shares of common stock to BM Giancarlo in exchange for management services valued at $8,600 or $0.0043 per share representing the share price at the date of the transaction.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

On May 21, 2021 the Company issued 2,000,000 shares of common stock to Carlos Diaz in exchange for management services valued at $8,600 or $0.0043 per share representing the share price at the date of the transaction.

On June 3, 2021, the Company issued 25,000,000 shares of stock to AES Capital in exchange for $100,000 or $0.004 per share.

On June 16, 2021, the Company issued 31,250,000 shares of stock to GS Capital in exchange for $125,000 or $0.004 per share.

On June 25, 2021, the Company issued 25,000,000 shares of stock to AES Capital in exchange for $100,000 or $0.004 per share.

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

Birmingham Lease

In connection with the acquisition of Club Fitness LLC on April 1, 2021, the Company acquired a facilities lease at 2520 Moody Parkway, Mood, AL 35004. The monthly lease payments are $6,000 and the lease expires on April 30, 2026.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

Right-of-use asset is summarized below:

	June 30, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Total
Office lease	$375,483	$374,360	$701,405	$222,087	$284,745	$1,958,080
Less: accumulated amortization	(45,442)	(75,965)	(37,686)	(25,726)	(7,385)	(192,204)
Right-of-use asset, net	$330,041	$298,395	$663,719	$196,361	$277,360	$1,765,876

Operating lease liability is summarized below:

	June 30, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Total
Office lease	$336,180	$298,395	$689,785	$196,361	$277,361	$1,798,082
Less: current portion	(60,606)	(110,528)	(68,402)	(55,460)	(46,978)	(341,974)
Long term portion	$275,574	$187,867	$621,383	$140,901	$230,383	$1,456,108

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

Maturity of the lease liability is as follows:

	June 30, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Total
Fiscal year ending March 31, 2022	$67,812	$100,706	$83,938	$54,000	$54,000	$360,455
Fiscal year ending March 31, 2023	94,172	134,274	201,450	72,000	72,000	573,896
Fiscal year ending March 31, 2024	98,880	100,706	201,450	72,000	72,000	545,036
Fiscal year ending March 31, 2025	101,292	–	201,450	30,000	72,000	404,742
Fiscal year ending March 31, 2026	50,646	–	184,664	–	72,000	307,310
Fiscal year ending March 31, 2027	–	–	–	–	6,000	6,000
Present value discount	(76,623)	(37,290)	(183,166)	(31,639)	(70,639)	(399,357)
Lease liability	$336,180	$298,395	$689,785	$196,361	$277,361	$1,798,082

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Note

On July 1, 2021, the Company entered into an Agreement with Geneva Roth Remark Holdings, Inc. pursuant to which the Company issued to Geneva Roth Remark Holdings, Inc. a Promissory Note in the aggregate principal amount of $180,400. The note has a maturity date of July 1, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Geneva Roth Remark Holdings, Inc. as set forth in the note.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

On July 27, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $265,000. The note has a maturity date of July 27, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On August 4, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $129,800. The note has a maturity date of August 4, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On August 11, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $151,500. The note has a maturity date of August 11, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

Subscription Agreements

On July 13, 2021, the Company entered into a Subscription Agreement with Geneva Roth Remark Holdings Inc. for the sale of 25,000,000 shares of common stock for $100,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

 On July 15, 2021, the Company entered into a Subscription Agreement with GS Capital, LLC for the sale of 25,000,000 shares of common stock for $100,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

 On July 21, 2021, the Company entered into a Subscription Agreement with GS Capital, LLC for the sale of 25,000,000 shares of common stock for $100,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2021 filed on June 29, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at June 30, 2021 and March 31, 2021, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of June 30, 2021, there were no charges to goodwill impairment.

Other Income

During the three months ended June 30, 2021, the Company received $23,303 in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended June 30, 2021 and 2020.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2021 and March 31, 2021, the Company did not carry any finished goods inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of June 30, 2021, the convertible notes are indexed to 559,931,126 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the three months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Basic and diluted
Net loss	$(1,061,347)	$(495,506)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	1,207,948,242	550,425,206

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2021, there were no options outstanding.

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

During the three months ended June 30, 2021 and 2020, the Company recorded $23,650 and $0 in stock-compensation expense, respectively.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue

We had revenues of $568,765 for the three months ended June 30, 2021 versus revenues of $60,021 for the three months ended June 30, 2020. There was an increase of $235,532 in live event revenue due to the effects of reopening after the pandemic from COVID-19. There was an increase in gym revenue of $273,212, or 456% as the Company acquired four more gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $203,502 for the three months ended June 30, 2021 versus cost of sales of $1,312 for the three months ended June 30, 2020. The increase of $202,190 is due to an increase in live events due to the reopening after the pandemic from COVID-19.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships and other expenses. We incurred general and administrative expenses of $1,553,880 for the three months ended June 30, 2021 versus general and administrative expenses of $164,788 for the three months ended June 30, 2020. The increase of $1,389,092 was primarily due to increased operations as a result of reopening after the pandemic from COVID-19.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $88,049 for the three months ended June 30, 2021 versus depreciation expense of $32,972 for the three months ended June 30, 2020. The increase of $55,077 was due to the purchase of fixed and intangible assets a result of business acquisitions and an increase in capitalized assets for live events.

Other Income (Expense)

Our other income and expenses include interest expense, gain on forgiveness of loan, grant income, loss on settlement of debt, and gain (loss) on change in fair value of derivative liabilities. The increase of $563,528 was primarily due to changes in fair value of derivative instruments offset by an increase in interest expense.

Net Losses

We incurred a net loss of $1,061,347 for the three months ended June 30, 2021 versus a net loss of $495,506 for the three months ended June 30, 2020.

Current Liquidity and Capital Resources for the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	June 30,
	2021	2020
Summary of Cash Flows:
Net cash used by operating activities	$(1,045,826)	$(107,325)
Net cash used by investing activities	(299,184)	(1,554)
Net cash provided by financing activities	1,334,619	117,737
Net increase in cash and cash equivalents	(10,391)	8,858
Beginning cash and cash equivalents	122,176	46,729
Ending cash and cash equivalents	$111,785	$55,587

Operating Activities

Cash used in operations of $1,045,826 during the three months ended June 30, 2021 was primarily a result of our $1,061,347 net loss reconciled with our net non-cash expenses relating to stock compensation, settlement and extinguishment of debt, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $107,325 during the three months ended June 30, 2020 was primarily a result of our $495,506 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2021 of $299,184 resulted from business acquisitions of $125,000 and capital expenditures in the amount of $174,184. Net cash used in investing activities for the three months ended June 30, 2020 of $1,554 resulted from the from the payments to related parties in the amount of $470 and capital expenditures in the amount of $1,084.

Financing Activities

Net cash provided by financing activities was $1,334,619 for three months ended June 30, 2021, which primarily consisted of $153,000 proceeds from the issuance of notes payable, $328,123 received from issuing convertible notes, $880,000 received from issuing common stock and reduced by $65,372 in repayments of convertible notes. Net cash provided by financing activities was $117,737 for three months ended June 30, 2020, which consisted of $122,800 from proceeds from the issuance of notes payable, $5,000 in payments related to payable due for business acquisitions, and $63 payment on notes payable.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the remainder of fiscal year 2022 and for 2023 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended June 30, 2021, the Company had a net loss of $1,061,347, had net cash used in operating activities of $1,045,826, and had negative working capital of $3,327,719. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2021. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Convertible Note Issuances

Between April 1, 2021 and June 30, 2021, we issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $393,652. We received an aggregate net proceeds of $370,181 after $23,471 in original note discount. We have agreed to pay interest on the unpaid principal balance at the rate of 8% per annum from the dates on which Notes are issued until the same become due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. We have the right to prepay the Notes, provided we make a payment as set forth in the agreements.

The outstanding principal amount of the Notes is convertible into our common stock at the lender’s option at $0.01 per share for the first six months of the term of the Notes. After the six-month anniversary, the conversion price is equal to 63% of the average of the three lowest trading prices of our common stock.

These notes were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as transactions by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

Miscellaneous Share Issuances

During the quarter ended June 30, 2021, we issued 5,500,000 shares of our Common Stock to a total of three individuals. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Use of Proceeds

On February 2, 2021, our Registration Statement on Form S-1 (File No. 333-251846) was declared effective by the SEC and the offering was commenced upon effectiveness and is still ongoing as all of the 625,000,000 (for gross proceeds of $2,500,000) offered shares have not been sold and the offering has not been terminated.

During the quarter ended June 30, 2021, we sold a total of 220,000,000 shares of Common Stock for gross proceeds of $880,000. We did not pay any fees or commissions from the sales and received net proceeds of $880,000. The net proceeds were used as follows: 1) acquisition of gyms - $125,000, 2) cap-ex - $147,231, and 3) repayment of notes $74,354 working capital - $533,416.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: August 13, 2021	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

