Form 10-Q
period 2021-09-30
B2Digital, Inc.
filed 2021-11-15
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on November 15, 2021, was 1,496,740,840.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

B2Digital, Incorporated

Consolidated Balance Sheets

	As of September 30, 2021	As of March 31, 2021
Assets
Current assets
Cash and cash equivalents	$273,912	$122,176
Deposits and prepaid expenses	80,794	10,681
Total current assets	354,706	132,857

Notes receivable & other receivables	43,947	35,400
Operating lease right-of-use asset	2,040,053	1,575,792
Property and equipment, net of accumulated depreciation	1,144,177	944,999
Intangible assets, net of accumulated amortization	218,823	224,890
Total Assets	$3,801,706	$2,913,938

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$367,495	$213,663
Deferred revenue	88,880	119,504
Note payable- current maturity	295,600	158,200
Note payable- in default	14,000	14,000
Payable due for business acquisitions	–	40,000
Convertible notes payable, net of debt discount	3,012,419	1,074,733
Derivative liabilities	1,763,093	1,137,623
Lease liability, current	387,311	264,165
Due to shareholder	14,950	–
Total current liabilities	5,943,748	3,021,888

Lease liability, long-term	1,713,402	1,319,457
Note payable- long-term	90,685	105,929

Total Liabilities	7,747,835	4,447,274

Commitments and contingencies (Note 13)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 240 shares of common stock issued and outstanding at September 30, 2021 and March 31, 2021, respectively.	20	20
Series B: 40,000,000 shares convertible into 80,000,000 shares of common stock issued and outstanding at September 30, 2021 and March 31, 2021, respectively.	400	400
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 1,381,890,550 and 1,081,390,550 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	13,820	10,815
Additional paid in capital	8,855,402	7,652,677
Accumulated deficit	(12,815,771)	(9,197,248)
Total Stockholders' Deficit	$(3,946,129)	$(1,533,336)
Total Liabilities and Stockholders' Deficit	$3,801,706	$2,913,938

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue:
Live event revenue	$283,171	$30,318	$518,762	$30,377
Gym revenue	376,839	105,609	710,013	165,571
Total revenue	660,010	135,927	1,228,775	195,948

Cost of sales	327,682	47,907	531,184	49,219

Gross profit	332,328	88,020	697,591	146,729

General and administrative corporate expenses
General & administrative expenses	1,854,487	675,129	3,408,367	839,917
Depreciation and amortization expense	98,470	33,883	186,519	66,855
Total general and administrative corporate expenses	1,952,957	709,012	3,594,886	906,772

Loss from continuing operations	(1,620,629)	(620,992)	(2,897,295)	(760,043)

Other income (expense):
Gain on forgiveness of loan	–	5,040	23,303	10,080
Loss on sale of assets	(1,757)	–	(1,527)	–
Grant income	–	–	–	2,000
Loss on settlement of debt	–	–	–	(18,281)
Loss on forgiveness of notes receivable	(2,094)	–	(2,094)	–
Gain (Loss) on extinguishment of debt	55,925	(64,194)	136,666	(64,194)
Change in fair value of derivatives	(665,813)	(511,975)	(354,942)	(787,407)
Interest expense	(322,808)	(77,232)	(522,634)	(147,014)
Total other expense	(936,547)	(648,361)	(721,228)	(1,004,816)

Net loss	$(2,557,176)	$(1,269,353)	$(3,618,523)	$(1,764,859)

Basic and diluted earnings per share on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	1,369,390,550	597,871,392	1,289,383,719	574,198,491

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	$7,652,677	$(9,197,248)	$(1,533,336)
Sale of common stock	–	–	–	–	220,000,000	2,200	877,800	–	880,000
Issuance of common stock for services	–	–	–	–	5,500,000	55	23,595	–	23,650
Issuance of convertible notes	–	–	–	–	–	–	2,080	–	2,080
Net loss	–	–	–	–	–	–	–	(1,061,347)	(1,061,347)
Balance June 30, 2021	2,000,000	$20	40,000,000	$400	1,306,890,550	$13,070	$8,556,152	$(10,258,595)	$(1,688,953)
Sale of common stock	–	–	–	–	75,000,000	750	299,250	–	300,000
Net loss	–	–	–	–	–	–	–	(2,557,176)	(2,557,176)
Balance September 30, 2021	2,000,000	$20	40,000,000	$400	1,381,890,550	$13,820	$8,855,402	$(12,815,771)	$(3,946,129)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance March 31, 2020	2,000,000	$20	–	$–	539,267,304	$5,394	$3,600,197	$(3,816,978)	$(211,367)
Sale of common stock	–	–	–	–	4,000,000	40	14,360	–	14,400
Issuance of common stock for services	–	–	–	–	–	–	–	–	–
Conversion of Notes Payable	–	–	–	–	16,292,915	163	55,459	–	55,622
Net loss	–	–	–	–	–	–	–	(495,506)	(495,506)
Balance June 30, 2020	2,000,000	$20	–	$–	559,560,219	$5,597	$3,670,016	$(4,312,484)	$(636,851)
Sale of common stock	–	–	–	–	62,000,002	620	464,380	–	465,000
Issuance of common stock for services	–	–	–	–	11,733,333	117	74,816	–	74,933
Conversion of Notes Payable	–	–	–	–	25,663,705	256	434,579	–	434,835
Net loss	–	–	–	–	–	–	–	(1,269,353)	(1,269,353)
Balance September 30, 2020	2,000,000	$20	–	$–	658,957,259	$6,590	$4,643,791	$(5,581,837)	$(931,436)

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(3,618,523)	$(1,764,859)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	23,650	89,333
Depreciation and amortization expense	186,519	66,855
Gain on forgiveness of loan	(23,303)	–
Legal fees on convertible notes	7,000	–
Loss on settlement of debt	–	18,281
Loss on extinguishment of debt	–	64,194
Gain on extinguishment of debt	(136,666)	–
Interest expense on extinguishment of debt	35,014	–
Loss of sale of assets	1,527	–
Gain on settlement of debt	–	(10,080)
Grant income	–	(2,000)
Amortization of debt discount	413,180	103,266
Changes in fair value of compound embedded derivative	354,942	787,407
Right- of- use asset/liability	52,830	–
Changes in operating assets & liabilities
Prepaid expenses	(70,113)	(2,325)
Inventory	–	5,811
Accounts receivable	(8,548)	–
Accounts payable and accrued liabilities	178,152	42,581
Deferred revenue	(30,624)	26,597
Net cash used by operating activities	(2,634,963)	(574,939)

Cash Flows from Investing Activities
Business acquisitions	(165,000)	–
Payments to related parties	–	(470)
Capital expenditures	(256,156)	(128,031)
Net cash used by investing activities	(421,156)	(128,501)

Cash Flows from Financing Activities
Proceeds from notes payable	150,000	122,766
Proceeds from convertible notes payable	2,096,681	150,000
Repayments related to payable due for business combinations	–	(15,000)
Repayments of convertible notes payable	(207,863)	–
Repayment of notes payable	(8,609)	–
Payment to note payable	(2,354)	(4,484)
Issuance of common stock	1,180,000	465,000
Net cash provided by financing activities	3,207,855	718,282

Increase in Cash	151,736	14,842

Cash at beginning of period	122,176	46,729

Cash (and equivalents) at end of period	$273,912	$61,571

Supplemental Cash Flow Information
Cash paid for interest	$8,303	$599
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable to equity	$–	$490,457

See accompanying notes to the unaudited consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The consolidated financial statements, which include the accounts of the Company and its eleven wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its eleven wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in U.S. dollars. The fiscal year end is March 31.

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at September 30, 2021 and 2020, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. During the three and six months ended September 30, 2021, the Company did not record any impairment on goodwill.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Other income

During the six months ended September 30, 2021 and September 30, 2020, the Company received $0 and $2,000, respectively in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six months ended September 30, 2021 and 2020, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of September 30, 2021, the convertible notes are indexed to 810,258,880 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Basic and diluted
Net loss	$(3,618,523)	$(1,764,859)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	1,289,383,719	574,198,491

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2021, there were no options outstanding.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on our consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended September 30, 2021, the Company had a net loss of $3,618,523, had net cash used in operating activities of $2,634,963 had negative working capital of $5,589,042, accumulated deficit of $12,815,771 and stockholders’ deficit of $3,946,129. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Information about the Company’s net sales by revenue type for the three and six months ended September 30, 2021 and 2020 are as follows:

	For the three months ended
	September 30,	September 30,
	2021 (Unaudited)	2020 (Unaudited)
Live events	$283,171	$30,318
Gym revenue	376,839	105,609
Net sales	$660,010	$135,927

	For the six months ended
	September 30,	September 30,
	2021 (Unaudited)	2020 (Unaudited)
Live events	$518,762	$30,377
Gym revenue	710,013	165,571
Net sales	$1,228,775	$195,948

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at September 30, 2021 and March 31, 2021:

	As of	As of
	September 30, 2021	March 31, 2021

Gym equipment	$507,906	$420,880
Cages	151,009	132,350
Event assets	116,088	92,117
Furniture and fixtures	16,766	16,766
Production truck gear	11,740	11,740
Production equipment	58,704	32,875
Venue lighting system	38,266	37,250
Leasehold improvements	167,229	43,712
Electronics hardware and software	149,234	124,624
Trucks trailers and vehicles	225,278	197,921
	1,442,220	1,110,235
Less: accumulated depreciation	(298,043)	(165,236)
	$1,144,177	$944,999

Depreciation expense related to these assets for the six months ended September 30, 2021 and 2020 amounted to $134,140 and $38,672, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	As of	As of
	September 30, 2021	March 31, 2021

Licenses	$142,248	$142,248
Software/website development	12,585	12,585
Customer relationships	216,343	170,031
	371,176	324,864
Less: accumulated amortization	(152,353)	(99,974)
	$218,823	$224,890

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the six months ended September 30, 2021 and 2020 amounted to $52,379 and $28,183, respectively.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Estimated amortization expense for each of the next four years:

Fiscal year ended March 31, 2022	$52,379
Fiscal year ended March 31, 2023	97,873
Fiscal year ended March 31, 2024	61,532
Fiscal year ended March 31, 2025	7,069
Total	$218,823

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of September 30, 2021 and March 31, 2021:

	As of	As of
	September 30,	March 31,
	2021	2021
Notes payable - current maturity:
Note Payable PPP SBA Loan	$–	$15,600
SBA EIDL Loan	10,000	10,000
SBA Loan Payable B2Digital	97,200	97,200
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	14,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000
Brian Cox 401K	8,157	12,882
SBA Loan (Hillcrest)	35,400	35,400
SBA Loan (One More Gym, LLC)	52,528	63,047
GS Capital, LLC	153,000	–
Total notes payable	400,285	278,129
Less: long-term	(90,685)	(105,929)
Total	$309,600	$172,200

During the six months ended September 30, 2021, the Company incurred $9,902 in interest expense related to notes payable.

During the six months ended September 30, 2021, the Company repaid $4,724 on its loan payable to Brian Cox.

During the six months ended September 30, 2021, the bank forgave $6,634 in principal and $1,069 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $7,703 in gain on forgiveness of loan.

During the six months ended September 30, 2021 the bank forgave the Company’s PPP loan of $15,600. No interest was accrued as of the payoff date. As a result, the Company recorded $15,600 in gain on forgiveness of loan.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of September 30, 2021:

Note*	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 5	1/27/2020	1/27/2021	8%	$202,400	$–	$202,400
Note 6	2/19/2020	2/19/2021	8%	85,800	–	85,800
Note 7	3/10/2020	3/10/2021	8%	85,800	–	85,800
Note 8	8/4/2020	8/4/2021	8%	156,000	–	156,000
Note 9	10/2/2020	10/2/2021	8%	205,000	–	205,000
Note 10	10/15/2020	10/15/2021	8%	172,000	7,463	164,537
Note 11	11/2/2020	11/2/2021	8%	69,000	3,542	65,458
Note 12	11/12/2020	11/12/2021	8%	69,000	2,181	66,819
Note 14	12/10/2020	12/10/2021	8%	80,000	7,067	72,933
Note 16	1/14/2021	1/14/2022	8%	107,000	13,863	93,137
Note 17	1/27/2021	1/27/2021	8%	60,000	9,724	50,276
Note 20	4/30/2021	4/30/2022	8%	104,000	2,352	101,648
Note 21	5/25/2021	5/25/2022	8%	104,000	4,094	99,906
Note 22	06/24/2021	06/24/2022	8%	185,652	45,081	140,571
Note 23	07/01/2021	07/01/2022	8%	180,400	30,317	150,083
Note 24	07/24/2021	07/24/2022	8%	265,000	60,970	204,030
Note 25	08/04/2021	08/04/2022	8%	129,800	31,372	98,428
Note 26	08/11/2021	08/11/2022	8%	151,500	35,572	115,928
Note 27	08/16/2021	08/16/2022	8%	88,400	24,411	63,989
Note 28	08/20/2021	08/20/2022	8%	151,500	40,075	111,425
Note 29	08/30/2021	08/30/2022	8%	140,650	34,054	106,596
Note 30	09/02/2021	09/02/2022	8%	216,385	58,052	158,333
Note 31	09/17/2021	09/17/2022	8%	270,480	63,833	206,647
Note 32	09/30/2021	09/30/2022	8%	270,480	63,805	206,675

Total				$3,550,247	$537,828	$3,012,419

 * Notes 1, 2, 3 and 4 in the amounts of $82,000, $208,000, $27,000 and $62,000, respectively, were fully converted as of March 31, 2021.

Between April 1, 2021 and September 30, 2021, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $2,258,247. The Company received an aggregate net proceeds of $2,096,681 after $154,566 in original note discount and $7,000 in legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the six months ended September 30, 2021 is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 5	$9,183	$39,315	$–	$–
Note 6	3,892	15,693	–	–
Note 7	3,893	14,872	–	–
Note 8	1,949	14,429	9,379	–
Note 9	4,224	16,400	37,415	–
Note 10	3,468	13,195	20,501	7,463
Note 11	1,391	5,021	9,572	3,542
Note 12	1,391	4,870	6,137	2,181
Note 14	1,613	5,155	9,447	7,067
Note 16	2,158	6,074	9,205	13,863
Note 17	1,210	3,235	6,244	9,724
Note 18	912	2,370	9,192	24,247
Note 19	1,391	3,478	13,932	33,469
Note 20	2,097	3,488	992	2,352
Note 21	2,097	2,918	1,493	4,094
Note 22	3,744	3,988	12,448	45,081
Note 23	3,598	3,598	8,928	30,317
Note 24	3,775	3,775	10,395	60,970
Note 25	1,622	1,622	5,337	31,372
Note 26	1,660	1,660	6,042	35,572
Note 27	872	872	4,012	24,411
Note 28	1,361	1,361	6,641	40,075
Note 29	956	956	2,653	34,054
Note 30	1,328	1,328	4,433	58,052
Note 31	1,660	1,660	4,996	63,833
Note 32	–	–	–	63,805
Total	$61,445	$171,333	$199,394	$595,544

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As of September 30, 2021, Note 5, Note 6, and Note 7 are considered in default. Upon an event of default, the interest accrues at 18%. Additionally, upon non-payment at maturity, the principal increases by 10%. The principal on Note 5 increased by $18,400, Note 6 increased by $7,800 and Note 7 increased by $7,800.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2021:

	September 30, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	810,258,880	$(1,762,774)
Total	810,258,880	$(1,762,774)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2020:

	September 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	183,301,607	$(599,454)
Total	183,301,607	$(599,454)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2021 and 2020:

The financings giving rise to derivative financial instruments and the income effects:	September 30, 2021	September 30, 2020
Compound embedded derivatives	$(354,942)	$(511,975)
Total (loss)	$(354,942)	$(511,975)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended September 30, 2021 and 2020:

The financings giving rise to derivative financial instruments and the income effects:	September 30, 2021	September 30, 2020
Compound embedded derivatives	$(665,813)	$(787,407)
Total (loss)	$(665,813)	$(787,407)

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company’s Convertible Promissory Notes issued between October 4, 2019 and September 30, 2021 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

September 30, 2021
Quoted market price on valuation date	$0.01
Contractual conversion rate	$0.00265-$0.01
Contractual term to maturity	0.005 Years – 1.0 Years
Market volatility:
Equivalent Volatility	93.44% - 184.40%
Interest rate	8.00%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended September 30, 2021 and March 31, 2021.

	September 30,	March 31,
	2021	2021

Beginning balance	$1,137,623	$58,790
Issuances:
Compound embedded derivatives	407,194	732,416
Conversions	–	(859,352)
Derivative extinguished / debt repaid in cash	(136,666)	(126,892)
(Gain) loss on changes in fair value inputs and assumptions reflected in income	354,942	1,332,661
Total	$1,763,093	$1,137,623

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On July 31, 2020, GS Capital converted $7,500 in principal and $488 in accrued interest of the October 4, 2019 $84,000 face value note into 5,071,885 shares of common stock. The 5,071,885 shares were valued at $16,558. The Company recorded the removal of the $7,500 in principle, $488 in interest, and $8,570 in derivative liabilities resulting in no gain or loss.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Common Stock Issuances for the six months ended September 30, 2021

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

On July 13, 2021, the Company issued 25,000,000 shares of stock to Geneva Roth in exchange for $100,000 or $0.004 per share.

On July 15, 2021, the Company issued 25,000,000 shares of stock to GS Capital in exchange for $100,000 or $0.004 per share.

On July 21, 2021, the Company issued 25,000,000 shares of stock to GS Capital in exchange for $100,000 or $0.004 per share.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Valparaiso Lease7,624

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

Valparaiso Additional Space Lease

On August 30, 2021, the Company entered into a facilities lease (“Valparaiso Additional Space”) for 6,380 square feet in Valparaiso, Indiana. The initial lease term is for five years and the lease commencement date is August 30, 2021. The monthly lease payments are $4,250.00 plus Common Area Maintenance (“CAM”) in year 1, $5,316.66 plus (“CAM”) in year 2 and 3, and $6,380.00 plus (“CAM”) in year 4 and 5. The Company has the option to renew at a rental rate of $6,911.66 plus (“CAM”) for years 2029 through 2033.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Right-of-use asset is summarized below:

	September 30, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Valparaiso Additional Lease	Total
Office lease	$375,483	$374,360	$701,404	$222,087	$284,745	$372,778	$2,330,857
Less: accumulated amortization	(61,255)	(102,574)	(66,088)	(39,078)	(18,695)	(3,114)	(290,804)
Right-of-use asset, net	$314,228	$271,786	$635,316	$183,009	$266,050	$369,664	$2,040,053

Operating lease liability is summarized below:

	September 30, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Valparaiso Additional Lease	Total
Office lease	$322,413	$271,786	$681,570	$183,009	$266,051	$375,884	$2,100,713
Less: current portion	(63,246)	(113,315)	(95,730)	(56,858)	(48,163)	(9,999)	(387,311)
Long term portion	$259,167	$158,471	$585,840	$126,151	$217,888	$365,885	$1,713,402

Maturity of the lease liability is as follows:

	September 30, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Valparaiso Additional Lease	Total
Fiscal year ending March 31, 2022	$45,938	$67,137	$58,756	$36,000	$36,000	$15,780	$259,611
Fiscal year ending March 31, 2023	94,172	134,274	201,450	72,000	72,000	63,122	637,018
Fiscal year ending March 31, 2024	98,880	100,706	201,450	72,000	72,000	66,441	611,477
Fiscal year ending March 31, 2025	101,292	–	201,450	30,000	72,000	76,400	481,142
Fiscal year ending March 31, 2026	50,646	–	184,664	–	72,000	79,665	386,974
Fiscal year ending March 31, 2027	–	–	–	–	6,000	89,460	95,460
Fiscal year ending March 31, 2028	–	–	–	–	–	89,460	89,460
Fiscal year ending March 31, 2029	–	–	–	–	–	67,095	67,095
Present value discount	(68,515)	(30,330)	(166,199)	(26,991)	(63,949)	(171,540)	(527,524)
Lease liability	$322,413	$271,786	$681,570	$183,009	$266,051	$375,884	$2,100,713

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company entered into an employment agreement with its Executive Vice President as of November 24, 2017. Under the terms of the agreement, the Company will be liable for severance and other payments under certain conditions. The employment agreement is for a period of 36 months and renews for a successive two years unless written notice is provided by either party under the terms of the agreement.

On November 29, 2020, with Greg P. Bell abstaining, the board of directors of the Company approved the Chairman of the Board and Chief Executive Officer & President Agreement dated effective November 23, 2020 with Mr. Bell, the Company’s Chairman of the Board, CEO, and President. The agreement supersedes the previous agreement of the same title dated effective November 24, 2017. The term of the agreement is until Mr. Bell is removed from his executive positions by 80% of the voting control of the Company unless Mr. Bell is legally incapacitated (until legal capacity is regained), as determined by a court of competent jurisdiction or upon Mr. Bell’s death. Mr. Bell can terminate the agreement upon three months’ prior written notice to the Company.

Pursuant to the agreement, Mr. Bell is entitled to an annual salary of $120,000 and Mr. Bell was also issued 40,000,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

Each of the acquisition agreements contain a Management Services Agreement (“MSA”) whereby the Company agrees to pay a management fee based on certain performance targets. The MSA agreements expire 10 years from the acquisition agreement dates.

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Note

On October 8, 2021, the Company entered into an Agreement with Geneva Roth Remark Holdings, Inc. pursuant to which the Company issued to Geneva Roth Remark Holdings, Inc. a Promissory Note in the aggregate principal amount of $86,900. The note has a maturity date of October 8, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Geneva Roth Remark Holdings, Inc. as set forth in the note.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On October 26, 2021, the Company entered into an Agreement with Sixth Street Lending LLC pursuant to which the Company issued to Sixth Street Lending LLC a Promissory Note in the aggregate principal amount of $46,800. The note has a maturity date of October 26, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On October 30, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $270,480. The note has a maturity date of October 19, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On November 3, 2021, the Company entered into an Agreement with GS Capital pursuant to which the Company issued to GS Capital a Promissory Note in the aggregate principal amount of $270,480. The note has a maturity date of November 3, 2022, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

Subscription Agreements

On October 26, 2021, the Company entered into a Subscription Agreement with Geneva Roth Remark Holdings for the sale of 11,250,000 shares of common stock for $45,000, or $0.004 per share. As of the date of this filing, the shares have not been issued.

Amendments to Convertible Promissory Notes

Effective October 18, in order to memorialize a prior verbal agreement between the Company and the lender, each of the Company’s notes issued on January 27, 2020, February 19, 2020, March 10, 2020, August 4, 2020, October 2, 2020, October 15, 2020, November 2, 2020, November 12, 2020, December 10, 2020, January 14, 2021, January 27, 2021, May 25, 2021, June 24, 2021, July 24, 2021, August 4, 2021, August 11, 2021, August 20, 2021, August 30, 2021, September 2, 2021, September 17, 2021, and September 30, 2021, respectively, the Company and a lender entered into amendments to the issued convertible promissory notes which extended each of the maturity dates to April 18, 2021. In addition, the lender waived any penalty interest that would have accrued due to any defaults.

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

The consolidated financial statements, which include the accounts of the Company and its eleven wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at September 30, 2021 and March 31, 2021, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of September 30, 2021, there were no charges to goodwill impairment.

Other Income

During the three months ended September 30, 2021, the Company received $0 in grant income due to COVID-19 relief.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended September 30, 2021 and 2020, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2021 and March 31, 2021, the Company did not carry any finished goods inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of September 30, 2021, the convertible notes are indexed to 810,258,880 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share for the three months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Basic and diluted
Net loss	$(3,618,523)	$(1,764,859)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	1,289,383,719	574,198,491

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2021, there were no options outstanding.

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

During the three months ended September 30, 2021 and 2020, the Company recorded $0 in stock-compensation expense.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

We had revenues of $660,010 for the three months ended September 30, 2021, versus revenues of $135,927 for the three months ended September 30, 2020. There was an increase of $252,853, or 834% in live event revenue due to the reopening of live events as there continues to be a partial recovery from the effects of COVID-19. There was also an increase in gym revenue of $271,230, or 257% primarily as a result of the Company acquiring four gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $327,682 for the three months ended September 30, 2021, versus cost of sales of $47,907 for the three months ended September 30, 2020. This increase of $279,775 is directly attributable to the increase in live event revenue and gym revenue for the three months ended September 30, 2021.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include all costs associated with professional fees, salaries, marketing, public relations, rent, travel, sponsorships and other expenses. We incurred general and administrative expenses of $1,854,487 for the three months ended September 30, 2021, versus general and administrative expenses of $675,129 for the three months ended September 30, 2020. The increase of $1,179,358 was primarily due to increased operations as a result of gym acquisitions, investor relations, salaries, travel, professional fees and other costs associated with expanding infrastructure as we continue to execute our growth strategy.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $98,470 for the three months ended September 30, 2021, versus depreciation expense of $33,833 for the three months ended September 30, 2020. The increase of $64,587 was due to the purchase of fixed and intangible assets as a result of business acquisitions and infrastructure growth.

Other Income (Expense)

Our other income and expenses include loss on sale of assets, loss on the forgiveness of notes receivable, gain on extinguishment of debt, change in fair value of derivative liabilities and interest expense. The increase of $288,186 (net expense) was primarily due to an increase in interest expense and negative changes in the fair value of derivative instruments.

Net Losses

We incurred a net loss of $2,557,176 for the three months ended September 30, 2021, versus a net loss of $1,269,353 for the three months ended September 30, 2020.

Six Months Ended September 30, 2021 Compared to the Six Months Ended September 30, 2020

Revenue

We had revenues of $1,228,775 for the six months ended September 30, 2021, versus revenues of $195,948 for the six months ended September 30, 2020. There was an increase of $488,385 or 1,608% in live event revenue due to the reopening of live events as there continues to be a partial recovery from the effects of COVID-19. There was also an increase in gym revenue of $544,442, or 516% primarily as a result of the Company acquiring four gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $531,184 for the six months ended September 30, 2021, versus cost of sales of $49,219 for the six months ended September 30, 2020.  This increase of $481,965 is directly attributable to the increase in live event revenue and gym revenue for the six months ended September 30, 2021.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include all costs associated with professional fees, salaries, marketing, public relations, rent, travel, sponsorships and other expenses. We incurred general and administrative expenses of $3,408,367 for the six months ended September 30, 2021, versus general and administrative expenses of $839,917 for the six months ended September 30, 2020. The increase of $2,568,450 was primarily due to increased operations as a result of gym acquisitions, investor relations, salaries, travel, professional fees and other costs associated with expanding infrastructure as we continue to execute our growth strategy.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $186,519 for the six months ended September 30, 2021, versus depreciation expense of $66,855 for the six months ended September 30, 2020. The increase of $119,664 was due to the purchase of fixed and intangible assets as result of business acquisitions and infrastructure growth.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on sale of assets, loss on the forgiveness of notes receivable, loss on settlement of debt, (loss) on extinguishment of debt, change in the fair value of derivative liabilities and interest expense. The decrease of $283,588 (income) was primarily due to positive changes in fair value of derivative instruments and gains on extinguishment of debt which were partially offset by an increase in interest expense.

Net Losses

We incurred a net loss of $3,618,523 for the six months ended September 30, 2021, versus a net loss of $1,764,859 for the six months ended September 30, 2020.

Current Liquidity and Capital Resources for the six months ended September 30, 2021 compared to the six months ended September 30, 2020

	September 30,
	2021	2020
Summary of Cash Flows:
Net cash used by operating activities	$(2,634,963)	$(574,939)
Net cash used by investing activities	(421,156)	(128,501)
Net cash provided by financing activities	3,207,855	718,282
Net increase in cash and cash equivalents	151,736	14,842
Beginning cash and cash equivalents	122,176	46,729
Ending cash and cash equivalents	$273,912	$61,571

Operating Activities

Cash used in operations of $2,634,963 during the six months ended September 30, 2021 was primarily a result of our $3,618,523 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, gain on forgiveness of loan, legal fees on convertible notes, gain on extinguishment of debt, interest expense on extinguishment of debt, loss on sale of assets, amortization of debt discount, inventory, changes in fair value of derivative liabilities, right-of-use asset/liability, prepaid expenses, accounts receivable, deferred revenue and accrued liabilities.

Cash used in operations of $574,939 during the six months ended September 30, 2020 was primarily a result of our $1,764,859 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, loss on settlement of debt, loss on extinguishment of debt, gain on settlement of debt, grant income, amortization of debt discount, changes in fair value of derivative liabilities, inventory, prepaid expenses, accrued liabilities and deferred revenue.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2021, of $421,156 resulted from the payments of $165,000 related to business combinations and capital expenditures in the amount of $256,156. Net cash used in investing activities for the six months ended September 30, 2020, of $128,501 resulted from the payments to related parties in the amount of $470 and capital expenditures in the amount of $128,031.

Financing Activities

Net cash provided by financing activities was $3,207,855 for six months ended September 30, 2021, which consisted of $150,000 from the issuance of notes payable, $2,096,681 from the issuance of convertible notes payable, $207,863 in payments related to repayment of convertible notes payable, $8,609 repayment on notes payable, $2,354 in payment of note payable and $1,180,000 in proceeds from the issuance of common stock.

Net cash provided by financing activities was $718,282 for six months ended September 30, 2020, which consisted of $122,766 from the issuance of notes payable, $150,000 from the issuance of convertible notes payable, $15,000 in payments related to payable due for business combinations, $4,484 payment on notes payable, and $465,000 in proceeds from the issuance of common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended September 30, 2021, the Company had a net loss of $3,618,523, had net cash used in operating activities of $2,634,963, had negative working capital of $5,589,042, accumulated deficit of $12,815,771 and stockholders’ deficit of $3,946,129. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2021. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Note Issuances

Between July 1, 2021, and September 30, 2021, we issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $1,864,595.

These Notes were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as transactions by an issuer not involving any public offering. No selling commissions were paid in connection with the issuances of the notes.

Use of Proceeds

On February 2, 2021, our Registration Statement on Form S-1 (File No. 333-251846) was declared effective by the SEC and the offering was commenced upon effectiveness and is still ongoing as all of the 625,000,000 (for gross proceeds of $2,500,000) offered shares have not been sold and the offering has not been terminated.

During the quarter ended September 30, 2021, we sold a total of 75,000,000 shares of Common Stock for gross proceeds of $300,000. We did not pay any fees or commissions from the sales and received net proceeds of $300,000. The net proceeds were used as follows: 1) acquisition of gyms - $45,000, 2) cap-ex - $94,882, 3) Repayment of convertible notes - $142,491, and 4) working capital - $17,627.

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

B2Digital, Incorporated

Date: November 15, 2021	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

