Form 10-Q
period 2021-12-31
B2Digital, Inc.
filed 2022-02-14
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on February 11, 2022, was 1,722,817,434.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

B2Digital, Incorporated

Consolidated Balance Sheets

	As of December 31, 2021 (Unaudited)	As of March 31, 2021
Assets
Current assets
Cash and cash equivalents	$9,195	$122,176
Deposits and prepaid expenses	67,693	10,681
Total current assets	76,888	132,857

Notes receivable & other receivables	35,400	35,400
Operating lease right-of-use asset	1,649,163	1,575,792
Property and equipment, net of accumulated depreciation	1,193,276	944,999
Intangible assets, net of accumulated amortization	192,634	224,890
Total Assets	$3,147,361	$2,913,938

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$401,971	$213,663
Deferred revenue	64,736	119,504
Note payable- current maturity	295,600	158,200
Note payable- in default	14,000	14,000
Due to shareholder	1,800	–
Payable due for business acquisitions	–	40,000
Convertible notes payable, net of debt discount	4,281,617	1,074,733
Derivative liabilities	2,199,087	1,137,623
Lease liability, current	426,212	–
Total current liabilities	7,685,024	3,021,888

Lease liability, long-term	1,298,530	1,319,457
Note payable- long-term	78,573	105,929

Total Liabilities	9,062,127	4,447,274

Commitments and contingencies (Note 13)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 480,000,000 shares of common stock issued and outstanding at December 31, 2021 and March 31, 2021, respectively.	20	20
Series B: 40,000,000 shares convertible into 160,000,000 shares of common stock issued and outstanding at December 31, 2021 and March 31, 2021, respectively.	400	400
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 1,630,799,526 and 1,081,390,550 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively. (This includes 10,000,000 shares in treasury repurchased for $50,000)	15,979	10,815
Additional paid in capital	9,577,723	7,652,677
Accumulated deficit	(15,508,888)	(9,197,248)
Total Stockholders' Deficit	$(5,914,766)	$(1,533,336)
Total Liabilities and Stockholders' Deficit	$3,147,361	$2,913,938

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Revenue:
Live event revenue	$263,782	$82,524	$782,544	$112,901
Gym revenue	348,850	218,025	1,058,863	383,596
Total revenue	612,632	300,549	1,841,407	496,497

Cost of sales	388,263	102,722	919,447	151,941

Gross profit	224,369	197,827	921,960	344,556

General and administrative expenses
General & administrative expenses	2,299,300	1,147,001	5,707,667	1,986,918
Depreciation and amortization expense	102,713	52,516	289,232	119,371
Total general and administrative corporate expenses	2,402,013	1,199,517	5,996,899	2,106,289

Loss from continuing operations	(2,177,644)	(1,001,690)	(5,074,939)	(1,761,733)

Other income (expense):
Gain on forgiveness of loan	–	–	23,303	10,080
Gain on bargain purchase	–	91,870	–	91,870
Gain (loss) on sale of assets	887	–	(640)	–
Grant income	–	–	–	2,000
Financing expense	(136,170)	–	(136,170)	–
Loss on settlement of debt	–	–	–	(18,281)
Loss on forgiveness of notes receivable	–	–	(2,094)	–
Gain (loss) on extinguishment of debt	72,592	(6,670)	209,258	(70,864)
Change in fair value of derivatives	(66,894)	194,758	(421,836)	(592,649)
Day one derivative loss	(45,485)	(125,408)	(45,485)	(125,408)
Interest expense	(340,403)	(131,016)	(863,037)	(278,030)
Total other income (expense)	(515,473)	23,534	(1,236,701)	(981,282)

Net loss	$(2,693,117)	$(978,156)	$(6,311,640)	$(2,743,015)

Basic and diluted earnings per share on net loss	$(0)	$(0)	$(0)	$(0)

Weighted average shares outstanding - Basic	1,452,481,989	710,522,374	1,341,287,504	619,783,280

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three and Nine months ended December 31, 2021, and 2020 (Unaudited)

	Preferred Stock		Preferred Stock					Additional		Total
	Series A		Series B		Common Stock		Treasury	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	–	$7,652,677	$(9,197,248)	$(1,533,336)

Sale of common stock	–	–	–	–	220,000,000	2,200	–	877,800	–	880,000

Issuance of common stock for services	–	–	–	–	5,500,000	55	–	23,595	–	23,650

Issuance of convertible notes	–	–	–	–	–	–	–	2,080	–	2,080

Net loss	–	–	–	–	–	–	–	–	(1,061,347)	(1,061,347)

Balance June 30, 2021	2,000,000	$20	40,000,000	$400	1,306,890,550	$13,070	–	$8,556,152	$(10,258,595)	$(1,688,953)

Sale of common stock	–	–	–	–	75,000,000	$750	–	$299,250	$–	$300,000

Issuance of common stock for services	–	–	–	–	–	–	–	–	–	–

Issuance of convertible notes	–	–	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	–	(2,557,176)	(2,557,176)

Balance September 30, 2021	2,000,000	$20	40,000,000	$400	1,381,890,550	$13,820	–	$8,855,402	$(12,815,771)	$(3,946,129)

Sale of common stock	–	–	–	–	11,250,000	$113	–	$44,887	$–	$45,000

Issuance of common stock in connection with notes payable	–	–	–	–	37,900,000	49	–	21,475	–	21,524

Issuance of common stock upon conversion of notes payable	–	–	–	–	115,258,976	1,152	–	471,104	–	472,256

Issuance of common stock for services	–	–	–	–	99,000,000	990	–	291,410	–	292,400

Shares repurchased	–	–	–	–	(14,500,000)	(145)	(10,000,000)	(106,555)	–	(106,700)

Net loss	–	–	–	–	–	–	–	–	(2,693,117)	(2,693,117)

Balance December 31, 2021	2,000,000	$20	40,000,000	$400	1,630,799,526	$15,979	(10,000,000)	$9,577,723	$(15,508,888)	$(5,914,766)

 See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three and Nine months ended December 31, 2021, and 2020 (Unaudited)

	Preferred Stock		Preferred Stock					Additional		Total
	Series A		Series B		Common Stock		Treasury	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance March 31, 2020	2,000,000	$20	–	–	539,267,304	$5,394	–	$3,600,197	$(3,816,978)	$(211,367)

Issuance of common stock for services	–	–	–	–	4,000,000	40	–	14,360	–	14,400

Conversion of notes payable	–	–	–	–	16,292,915	163	–	55,459	–	55,622

Net loss	–	–	–	–	–	–	–	–	(495,506)	(495,506)

Balance June 30, 2020	2,000,000	$20	–	–	559,560,219	$5,597	–	$3,670,016	$(4,312,484)	$(636,851)

Sale of common stock	–	–	–	–	62,000,002	$620	–	$464,380	$–	$465,000

Issuance of common stock for services	–	–	–	–	11,733,333	117	–	74,816	–	74,933

Conversion of notes payable	–	–	–	–	25,663,705	256	–	434,579	–	434,835

Net loss	–	–	–	–	–	–	–	–	(1,269,353)	(1,269,353)

Balance September 30, 2020	2,000,000	$20	–	–	658,957,259	$6,590	–	$4,643,791	$(5,581,837)	$(931,436)

Stock issued for compensation	–	–	40,000,000	$400	–	$–	–	$319,600	$–	$320,000

Equity offering costs	–	–	–	–	–	–	–	(566,261)	–	(566,261)

Warrants issued for offering costs	–	–	–	–	–	–	–	566,261	–	566,261

Conversion of notes payable	–	–	–	–	71,906,954	719	–	413,470	–	414,189

Net loss	–	–	–	–	–	–	–	–	(978,156)	(978,156)

Balance December 31, 2020	2,000,000	$20	40,000,000	$400	730,864,213	$7,309	–	$5,376,861	$(6,559,993)	$(1,175,403)

See accompanying notes to the unaudited consolidated financial statements.

B2Digital, Incorporated

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(6,311,640)	$(2,743,015)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	316,050	409,333
Depreciation and amortization expense	289,232	119,371
Gain on forgiveness of loan	(23,303)	–
Financing expense	136,170	–
Loss on settlement of debt	–	18,281
Gain on settlement of debt	–	(10,080)
Loss on extinguishment of debt	–	70,864
Loss on forgiveness of notes receivable	2,094	–
Gain on extinguishment of debt	(209,258)	–
Gain on bargain purchase	–	(91,870)
Loss of sale of assets	640	–
Amortization of debt discount	665,080	212,103
Day one derivative loss	45,485	125,408
Changes in fair value of compound embedded derivative	421,836	592,649
Right- of- use asset/liability	67,750	2,047
Changes in operating assets & liabilities
Prepaid expenses	(57,012)	(4,417)
Inventory	–	5,236
Accounts payable and accrued liabilities	147,964	90,154
Related party (advances) repayment	1,800	29,630
Deferred revenue	(54,768)	68,539
Net cash used by operating activities	(4,561,880)	(1,105,767)

Cash Flows from Investing Activities
Business acquisition	(165,000)	(114,110)
Capital expenditures	(412,892)	(178,028)
Net cash used by investing activities	(577,892)	(292,138)

Cash Flows from Financing Activities
Proceeds from notes payable	150,000	122,766
Proceeds from convertible notes payable	4,178,506	865,000
Repayments related to payable due for business combinations	–	(15,000)
Repayments of convertible notes payable	(432,363)	–
Repayment of notes payable	(19,653)	–
Payment to note payable	–	(11,818)
Stock repurchases	(74,700)	–
Issuance of common stock (less treasury stock of $50,000)	1,225,000	465,000
Net cash provided by financing activities	5,026,790	1,425,948

(Decrease) increase in Cash	(112,981)	28,043

Cash at beginning of period	122,176	46,729

Cash (and equivalents) at end of period	$9,195	$74,772
Supplemental Cash Flow Information
Cash paid for interest	$9,534	$–
Non-cash investing and financing activities:
Conversion of note payable to equity	$242,400	$303,212

See accompanying notes to the unaudited consolidated financial statements.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

We are the premier development league for mixed martial arts (“MMA”). We operate in two major branded segments: The B2 Fighting Series and The ONE More Gym Official B2 Training Facilities Network. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

Our Live Events segment (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this segment. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 20 U.S, states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate. We now operate at a pace of more than 40 events per year.

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

Our Fitness Facility segment operates primarily through the ONE More Gym Official B2 Training Facilities Network. We currently operate five ONE More Gym locations, with plans to continue to scale up this segment at a pace of 4-8 new locations per year. ONE More Gym locations include specialized MMA training resources and serve a recruiting function for the Company's Live Events segment.

Basis of Presentation and Consolidation

The Company has ten wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its ten wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its ten wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in U.S. dollars. The fiscal year end is March 31.

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

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at December 31, 2021 and 2020, respectively.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Other income

During the nine months ended December 31, 2021, and December 31, 2020, the Company received $0 and $2,000, respectively in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine months ended December 31, 2021, and 2020, respectively.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, restricted stock awards and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2021, the convertible notes are indexed to 1,372,797,202 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Basic and diluted
Net loss	$(6,311,640)	$(2,743,015)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	1,341,287,504	619,783,280

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options and stock awards, whether held by employees or others. As of December 31, 2021, there were no options outstanding and 99,000,000 shares of stock awards.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2021, the Company had a net loss of $(6,311,640), had net cash used in operating activities of $4,561,880, had negative working capital of $7,608,136, accumulated deficit of $15,508,888 and stockholders’ deficit of $5,914,766. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Information about the Company’s net sales by revenue type for the three and nine months ended December 31, 2021, and 2020 are as follows:

	For the three months ended
	December 31,	December 31,
	2021 (Unaudited)	2020 (Unaudited)
Live events	$263,782	$82,524
Gym revenue	348,850	218,025
Total revenue	$612,632	$300,549

	For the nine months ended
	December 31,	December 31,
	2021 (Unaudited)	2020 (Unaudited)
Live events	$782,544	$112,901
Gym revenue	1,058,863	383,596
Total revenue	$1,841,407	$496,497

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December 31, 2021, and March 31, 2021:

	As of	As of
	December 31, 2021	March 31, 2021

Gym equipment	$533,253	$420,880
Cages	151,009	132,350
Event assets	116,088	92,117
Furniture and fixtures	16,765	16,766
Production truck gear	11,740	11,740
Production equipment	60,888	32,875
Venue lighting system	38,266	37,250
Leasehold improvements	215,643	43,712
Electronics hardware and software	164,921	124,624
Trucks trailers and vehicles	234,533	197,921
	1,543,106	1,110,235
Less: accumulated depreciation	(349,830)	(165,236)
	$1,193,276	$944,999

Depreciation expense related to these assets for the nine months ended December 31, 2021, and 2020 amounted to $210,663 and $70,025, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31, 2021, and March 31, 2021:

	As of	As of
	December 31, 2021	March 31, 2021

Licenses	$142,248	$142,248
Software/website development	12,585	12,585
Customer relationships	216,343	170,031
	371,176	324,864
Less: accumulated amortization	(178,542)	(99,974)
	$192,634	$224,890

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the nine months ended December 31, 2021, and 2020 amounted to $78,569 and $49,346, respectively.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Estimated amortization expense for each of the next four years:

Fiscal year ended March 31, 2022	$26,189
Fiscal year ended March 31, 2023	97,842
Fiscal year ended March 31, 2024	61,532
Fiscal year ended March 31, 2025	7,071
Total	$192,634

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of December 31, 2021, and March 31, 2021:

	As of	As of
	December 31,	March 31,
	2021	2021
Notes payable - current maturity:
Note Payable PPP SBA Loan	$–	$15,600
SBA EIDL Loan	10,000	10,000
SBA Loan Payable B2Digital	97,200	97,200
GS Capital, LLC	153,000	–
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2020	14,000	14,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000
Brian Cox 401K	–	12,882
SBA Loan (Hillcrest)	35,400	35,400
SBA Loan (One More Gym, LLC)	48,573	63,047
Total notes payable	388,173	278,129
Less: long-term	(78,573)	(105,929)
Total	$309,600	$172,200

During the nine months ended December 31, 2021, the Company incurred $15,018 in interest expense related to notes payable.

During the nine months ended December 31, 2021, the Company repaid $12,881 on its loan payable to Brian Cox.

During the nine months ended December 31, 2021, the bank forgave $6,634 in principal and $1,069 in accrued interest on its SBA Loan (One More Gym, LLC). As a result, the Company recorded $7,703 in gain on forgiveness of loan.

During the nine months ended December 31, 2021, the bank forgave the Company’s PPP loan of $15,600. No interest was accrued as of the payoff date. As a result, the Company recorded $15,600 in gain on forgiveness of loan.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of December 31, 2021:

Note*	Issuance Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 6	2/19/2020	4/18/2022	8%	45,800	–	45,800
Note 7	3/10/2020	4/18/2022	8%	85,800	–	85,800
Note 8	8/4/2020	4/18/2022	8%	156,000	–	156,000
Note 9	10/2/2020	4/18/2022	8%	205,000	–	205,000
Note 10	10/15/2020	4/18/2022	8%	172,000	–	172,000
Note 11	11/2/2020	4/18/2022	8%	69,000	–	69,000
Note 12	11/12/2020	4/18/2022	8%	69,000	–	69,000
Note 14	12/10/2020	4/18/2022	8%	80,000	–	80,000
Note 16	1/14/2021	4/18/2022	8%	107,000	3,648	103,352
Note 17	1/27/2021	4/18/2022	8%	60,000	2,595	57,405
Note 20	4/30/2021	4/30/2022	8%	104,000	1,351	102,649
Note 21	5/25/2021	5/25/2022	8%	104,000	2,578	101,422
Note 22	6/24/2021	6/24/2022	8%	185,652	31,424	154,228
Note 24	7/24/2021	7/24/2022	8%	265,000	44,322	220,678
Note 25	8/04/2021	8/4/2022	8%	129,800	22,854	106,946
Note 26	8/11/2021	8/11/2022	8%	151,500	25,881	125,619
Note 27	8/16/2021	8/16/2022	8%	88,400	20,369	68,031
Note 28	8/20/2021	8/20/2022	8%	151,500	29,317	122,183
Note 29	8/30/2021	8/30/2022	8%	140,650	25,682	114,968
Note 30	9/02/2021	9/02/2022	8%	216,385	43,972	172,413
Note 31	9/17/2021	9/17/2022	8%	270,480	48,092	222,388
Note 32	9/30/2021	9/30/2022	8%	270,480	49,425	221,055
Note 33	10/07/2021	10/7/2022	8%	86,900	71,447	15,453
Note 34	10/26/2021	10/26/2022	8%	270,480	53,852	216,628
Note 35	10/30/2021	10/30/2022	8%	46,800	39,931	6,869
Note 36	11/03/2021	11/03/2022	8%	270,480	38,400	232,080
Note 37	11/16/2021	11/16/2022	8%	324,576	123,669	200,907
Note 38	11/30/2021	11/30/2022	8%	270,480	79,078	191,402
Note 39	12/10/2021	12/10/2022	8%	601,000	178,145	422,855
Note 40	12/15/2021	12/15/2022	8%	270,480	87,489	182,991
Note 41	12/23/2021	12/23/2022	8%	54,100	17,605	36,495
Total				$5,322,743	$1,041,126	$4,281,617

* Notes 1, 2, 3, 4 and 5 in the amounts of $82,000, $208,000, $27,000, $62,000 and $202,400, respectively, were fully converted as of December 31, 2021.

* On October 18, 2021, the maturity dates of each of Notes 6, 7, 8, 9, 10, 11, 12, 14, 16, and 17 were extended to April 18, 2022 and the lender waived all penalty interest for non-payment.

*Note 23 in the amount of $180,400 was paid in cash on November 23, 2021. The Company recognized a gain on extinguishment of debt in the amount of $32,544.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Between April 1, 2021, and December 31, 2021, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $4,453,543. The Company received an aggregate net proceeds of $3,949,765 after $481,278 in original note discount and $22,500 in legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the nine months ended December 31, 2021 is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 6	$2,078	$9,723	$–	$–
Note 7	7,785	22,675	–	–
Note 8	4,343	17,575	–	–
Note 9	4,044	20,400	–	–
Note 10	3,468	16,663	7,463	–
Note 11	1,391	6,412	3,542	–
Note 12	1,391	6,261	2,181	–
Note 14	1,613	6,768	7,067	–
Note 16	2,158	8,232	10,215	3,648
Note 17	1,210	4,445	7,130	2,595
Note 20	2,097	5,585	1,002	1,351
Note 21	2,097	5,015	1,516	2,578
Note 22	3,744	7,731	13,657	31,424
Note 24	5,344	9,119	16,648	44,322
Note 25	2,617	4,239	8,518	22,854
Note 26	3,055	4,715	9,691	25,881
Note 27	1,783	2,654	7,223	20,369
Note 28	3,055	4,416	10,758	29,317
Note 29	2,836	3,792	8,372	25,682
Note 30	4,363	5,691	14,079	43,972
Note 31	5,454	6,883	15,742	48,092
Note 32	5,454	5,454	14,380	49,425
Note 33	1,600	1,600	6,763	71,447
Note 34	4,328	4,328	9,409	53,852
Note 35	677	677	2,189	39,931
Note 36	3,695	3,695	6,999	38,400
Note 37	3,201	3,201	8,559	123,669
Note 38	1,838	1,838	5,924	79,078
Note 39	4,084	4,084	15,815	178,145
Note 40	949	949	6,386	87,489
Note 41	–	–	–	17,605
Total	$91,752	$204,820	$221,228	$1,041,126

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2021:

	December 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	1,372,797,202	(2,199,087)
Total	1,372,797,202	(2,199,087)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2020:

	December 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	311,625,168	(739,574)
Total	311,625,168	(739,574)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2021, and 2020:

The financings giving rise to derivative financial instruments and the income effects:	December 31, 2021	December 31, 2020
Compound embedded derivatives	$(66,894)	$194,410
Day one derivative loss	(45,485)	(125,408)
Total (loss)	$(112,379)	$(69,002)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended December 31, 2021, and 2020:

The financings giving rise to derivative financial instruments and the income effects:	December 31, 2021	December 31, 2020
Compound embedded derivatives	$(421,836)	$(592,997)
Day one derivative loss	(45,485)	(125,408)
Total (loss)	$(467,321)	$(715,405)

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company’s Convertible Promissory Notes issued between October 4, 2019, and December 31, 2021, gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled, and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

December 31, 2021
Quoted market price on valuation date	$0.0029
Contractual conversion rate	$0.0001-$0.01
Contractual term to maturity	0.005 Years – 1.0 Years
Market volatility:
Equivalent Volatility	90.12% - 170.73%
Interest rate	8.00%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended December 31, 2021, and March 31, 2021.

	December 31,	March 31,
	2021	2021
Beginning balance	$1,137,623	$58,790
Issuances:
Compound embedded derivatives	1,088,514	732,416
Conversions	(287,897)	(859,352)
Derivative extinguished / debt repaid in cash	(160,989)	(126,892)
(Gain) loss on changes in fair value inputs and assumptions reflected in income	421,836	1,332,661
Total	$2,199,087	$1,137,623

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On July 31, 2020, GS Capital converted $7,500 in principal and $488 in accrued interest of the October 4, 2019, $84,000 face value note into 5,071,885 shares of common stock. The 5,071,885 shares were valued at $16,558. The Company recorded the removal of the $7,500 in principle, $488 in interest, and $8,570 in derivative liabilities resulting in no gain or loss.

On August 10, 2020, the Company issued 4,000,000 shares of common stock to Veyo Partners LLC in exchange for investor relation services valued at $34,800 or $0.0087 per share.

On August 13, 2020, the Company sold 13,333,334 shares of common stock for $100,000 or $0.0075 per share.

On August 19, 2020, the Company sold 13,333,334 shares of common stock for $100,000 or $0.0075 per share.

On August 20, 2020, GS Capital converted $12,500 in principal and $871 in accrued interest of the October 4, 2019, $84,000 face value note into 8,468,394 shares of common stock. The 8,468,394 shares were valued at $155,914. After recording the removal of the $12,500 in principal, $871 in interest, and $138,647 in derivative liabilities, the Company recorded $3,896 as loss on extinguishment of debt.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

On September 1, 2020, the Company sold 13,333,334 shares of common stock for $100,000 or $0.0075 per share.

On September 9, 2020, GS Capital converted $55,000 in principal and $4,075 in accrued interest of the October 4, 2019, $84,000 face value note into 12,123,426 shares of common stock. The 12,123,426 shares were valued at $262,363. After recording the removal of the $55,000 in principal amounts, $4,075 in interest, and $142,990 in derivative liabilities, the Company recorded $60,298 as loss on extinguishment of debt.

On September 14, 2020, the Company sold 22,000,000 shares of common stock for $165,000 or $0.0075 per share.

On December 31, 2020, the Company issued 3,733,333 shares of common stock for services valued at $26,133 or $0.0070 per share.

Common Stock Issuances for the nine months ended December 31, 2021

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

On May 21, 2021, the Company issued 1,500,000 shares of common stock to Rex Chan in exchange for contractor services valued at $6,450 or $0.0043 per share representing the share price at the date of the transaction.

On May 21, 2021, the Company issued 2,000,000 shares of common stock to BM Giancarlo in exchange for management services valued at $8,600 or $0.0043 per share representing the share price at the date of the transaction.

On May 21, 2021, the Company issued 2,000,000 shares of common stock to Carlos Diaz in exchange for management services valued at $8,600 or $0.0043 per share representing the share price at the date of the transaction.

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

DECEMBER 31, 2021

On July 15, 2021, the Company issued 25,000,000 shares of stock to GS Capital in exchange for $100,000 or $0.004 per share.

On July 21, 2021, the Company issued 25,000,000 shares of stock to GS Capital in exchange for $100,000 or $0.004 per share.

On October 5, 2021, GS Capital converted $100,000 in principal and $13,479 in accrued interest in connection with Promissory Note dated January 20, 2020. Pursuant to the terms of the conversion, the Company issued 44,293,306 shares of common stock at $0.002562 per share.

On October 8, 2021, the Company issued 10,000,000 Shares in connection with compensation for services rendered. This award was valued using the stock price of $0.0052 on the date of the award.

On October 19, 2021, GS Capital converted $84,000 in principal and $11,580 in accrued interest in connection with Promissory Note dated January 20, 2020. Pursuant to the terms of the conversion, the Company issued 37,306,982 shares of common stock at $0.002562 per share.

On October 26, 2021, the Company issued 17,000,000 Shares in connection with stock awards granted to employees and non-employees. This award was valued using the stock price of $0.0044 on the date of the award.

On October 26, 2021, the Company sold 11,250,000 shares of common stock for $45,000 or $0.004 per share.

On December 6, 2021, the Company issued 72,000,000 Shares in connection with stock awards granted to employees and non-employees. This award was valued using the stock price of $0.0023 on the date of the award.

On December 14, 2021, the Company issued 35,000,000 shares of common stock pursuant to Note 39 dated December 10, 2021. The expense associated with this issuance is being amortized over 12 months.

On December 22, 2021, the Company issued 2,900,000 shares of common stock to GS Capital in connection with a Promissory Note dated April 26, 2021. As of December 31, 2021 the expense associated with these shares was fully expensed.

On December 28, 2021, GS Capital converted $40,000 in principal and $5,944 in accrued interest in connection with Promissory Note dated January 20, 2020. Pursuant to the terms of the conversion, the Company issued 33,658,688 shares of common stock at $0.001365 per share.

NOTE 12 –LEASES

Kokomo lease

On October 1, 2020, the Company, under its subsidiary ONE More Gym LLC, entered into a facilities lease (“Kokomo Lease”) for 25,000 square feet in Kokomo, Indiana. The initial lease term is for five years, and the lease commencement date is October 1, 2020. The monthly lease payments are $7,292 in year 1, $7,656 in year 2, $8,039 in year 3, and $8,441 in years 4 and 5.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Valparaiso Lease

The Company leases 11,676 square feet of office space located at 1805 E. Lincolnway, Valparaiso, Indiana 46383. The Company assumed the lease (“Valparaiso Lease”) when it acquired CFit Indiana Inc. on October 6, 2020. The monthly lease payments are $7,625 and the lease expires on December 31, 2023.

Merrill Lease

In connection with the acquisition of CFit Indiana Inc. on October 6, 2020, the Company acquired a facilities lease for 15,000 square feet at 6055N. Broadway Ave., Merrillville, Indiana. The monthly lease payments are $11,190 and the lease expires on February 28, 2026.

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

Valparaiso Additional Space Lease

On August 30, 2021, the Company entered into a facilities lease (“Valparaiso Additional Space”) for 6,380 square feet in Valparaiso, Indiana. The initial lease term is for five years, and the lease commencement date is August 30, 2021. The monthly lease payments are $4,250 plus Common Area Maintenance (“CAM”) in year 1, $5,317 plus (“CAM”) in year 2 and 3, and $6,380 plus (“CAM”) in year 4 and 5. The Company has the option to renew at a rental rate of $6,912 plus (“CAM”) for years 2029 through 2033.

On November 23, 2021 the Company terminated its lease for (‘Valparaiso Additional Space”). The results of this lease termination were to reduce the Operating Lease Right of Use Asset by $369,663 and decrease the Lease Liability by $375,883.

Tuscaloosa Additional Space Lease

On November 1, 2021, the Company entered into a facilities lease (“Tuscaloosa Additional Space”) in Tuscaloosa, Alabama. The initial lease term is for five years, and the lease commencement date is December 1, 2021. The monthly lease payments are fixed at $1,625 plus Common Area Maintenance of $125 per month for all five years.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Right-of-use asset is summarized below:

	December 31, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Office lease	$375,483	$374,360	$701,404	$222,087	$284,745	$77,119	$2,035,198
Less: accumulated amortization	(77,434)	(129,853)	(94,697)	(52,766)	(30,289)	(996)	(386,035)
Right-of-use asset, net	$298,049	$244,507	$606,707	$169,321	$254,456	$76,123	$1,649,163

Operating lease liability is summarized below:

	December 31, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Office lease	$307,187	$244,508	$673,147	$169,321	$254,456	$76,123	$1,724,742
Less: current portion	(66,008)	(116,171)	(123,746)	(58,292)	(49,377)	(12,618)	(426,212)
Long term portion	$241,179	$128,336	$549,402	$111,029	$205,079	$63,505	$1,298,530

Maturity of the lease liability is as follows:

	December 31, 2021
	Kokomo Lease	Valparaiso Lease	Merrill Lease	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Fiscal year ending March 31, 2022	$22,969	$33,569	$33,575	$18,000	$18,000	$4,875	$130,988
Fiscal year ending March 31, 2023	94,172	134,274	201,450	72,000	72,000	19,500	593,396
Fiscal year ending March 31, 2024	98,880	100,706	201,450	72,000	72,000	19,500	564,536
Fiscal year ending March 31, 2025	101,292	–	201,450	30,000	72,000	19,500	424,242
Fiscal year ending March 31, 2026	50,646	–	184,661	–	72,000	19,500	326,807
Fiscal year ending March 31, 2027	–	–	–	–	6,000	13,000	19,000
Present value discount	(60,772)	(24,041)	(149,439)	(22,679)	(57,544)	(19,752)	(334,227)
Lease liability	$307,187	$244,508	$673,147	$169,321	$254,456	$76,123	$1,724,742

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

On November 29, 2020, with Greg P. Bell abstaining, the board of directors of the Company approved the Chairman of the Board and Chief Executive Officer & President Agreement dated effective November 23, 2020, with Mr. Bell, the Company’s Chairman of the Board, CEO, and President. The agreement supersedes the previous agreement of the same title dated effective November 24, 2017. The term of the agreement is until Mr. Bell is removed from his executive positions by 80% of the voting control of the Company unless Mr. Bell is legally incapacitated (until legal capacity is regained), as determined by a court of competent jurisdiction or upon Mr. Bell’s death. Mr. Bell can terminate the agreement upon three months’ prior written notice to the Company.

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

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Note

On January 4, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of January 4, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On January 12, 2022, the Company entered into an Agreement with Mast Hill Fund, L.P. pursuant to which the Company issued to Mast Hill Fund, L.P. a Promissory Note in the aggregate principal amount of $300,000. The Note has a maturity date of January 12, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill Fund, L.P. as set forth in the note.

B2DIGITAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

On January 19, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of January 19, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On February 2, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of February 2, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On February 3, 2022, the Company entered into an Agreement with Mast Hill Fund, L.P. pursuant to which the Company issued to Mast Hill Fund, L.P. a Promissory Note in the aggregate principal amount of $425,000. The Note has a maturity date of February 3, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill Fund, L.P. as set forth in the note.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2021, filed on June 29, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

We have ten wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its ten wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended December 31, 2021, are not necessarily indicative of the results to be expected for the year ending March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits as of December 31, 2021, and March 31, 2021, respectively.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the carrying amount of goodwill exceeds its estimated fair value. As of December 31, 2021, there were no charges to goodwill impairment.

Other Income

During the three months ended December 31, 2021, the Company received $0 in grant income due to COVID-19 relief.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2021, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended December 31, 2021, and 2020, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2021, and March 31, 2021, the Company did not carry any finished goods inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2021, the convertible notes are indexed to 1,372,797,202 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Basic and diluted
Net loss	$(2,693,117)	$(978,156)

Net loss per share
Basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	1,452,481,989	710,522,374

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2021, there were no options outstanding.

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

During the nine months ended December 31, 2021, and 2020, the Company recorded $316,050 and $409,333, respectively in stock-compensation expense.

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

Organization and Nature of Business

We are the premier development league for mixed martial arts (“MMA”). We operate in two major branded segments: The B2 Fighting Series and The ONE More Gym Official B2 Training Facilities Network. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

Our Live Events segment (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this segment. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 20 U.S, states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate. We now operate at a pace of more than 40 events per year.

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

Our Fitness Facility segment operates primarily through the ONE More Gym Official B2 Training Facilities Network. We currently operate five ONE More Gym locations, with plans to continue to scale up this segment at a pace of 4-8 new locations per year. ONE More Gym locations include specialized MMA training resources and serve a recruiting function for the Company's Live Events segment.

Results of Operations

Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

Revenue

We had revenues of $612,632 for the three months ended December 31, 2021, versus revenues of $300,549 for the three months ended December 31, 2020. There was an increase of $181,258, or 220% in live event revenue due to the reopening of live events as there continues to be a partial recovery from the effects of COVID-19. There was also an increase in gym revenue of $130,825, or 60% primarily as a result of the Company acquiring four gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $388,263 for the three months ended December 31, 2021, versus cost of sales of $102,722 for the three months ended December 31, 2020. This increase of $285,541 is mainly attributable to the increase in live event revenue and gym revenue for the three months ended December 31, 2021.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include all costs associated with professional fees, salaries, marketing, public relations, rent, travel, sponsorships and other expenses. We incurred general and administrative expenses of $2,299,300 for the three months ended December 31, 2021, versus general and administrative expenses of $1,147,001 for the three months ended December 31, 2020. The increase of $1,152,299 was primarily due to increased operations as a result of gym acquisitions, investor relations, salaries, travel, professional fees and other costs associated with expanding infrastructure as we continue to execute our growth strategy.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $102,713 for the three months ended December 31, 2021, versus depreciation expense of $52,516 for the three months ended December 31, 2020. The increase of $50,197 was due to the purchase of fixed and intangible assets as a result of business acquisitions and infrastructure growth.

Other Income (Expense)

Our other income and expenses include loss on sale of assets, loss on the forgiveness of notes receivable, gain on extinguishment of debt, change in fair value of derivative liabilities and interest expense. The increase of $539,007 (net expense) was primarily due to an increase in interest expense, financing expense and negative changes in the fair value of derivative instruments.

Net Losses

We incurred a net loss of $2,693,117 for the three months ended December 31, 2021, versus a net loss of $978,156 for the three months ended December 31, 2020.

Nine months ended December 31, 2021, Compared to the Nine months ended December 31, 2020

Revenue

We had revenues of $1,841,407 for the nine months ended December 31, 2021, versus revenues of $496,497 for the nine months ended December 31, 2020. There was an increase of $669,643 or 593% in live event revenue due to the reopening of live events as there continues to be a partial recovery from the effects of COVID-19. There was also an increase in gym revenue of $675,267 or 176% primarily as a result of the Company acquiring four gyms since the comparative period.

Cost of Sales

We incurred cost of sales of $919,447 for the nine months ended December 31, 2021, versus cost of sales of $151,941 for the nine months ended December 31, 2020.  This increase of $767,506 is directly attributable to the increase in live event revenue and gym revenue for the nine months ended December 31, 2021.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include all costs associated with professional fees, salaries, marketing, public relations, rent, travel, sponsorships and other expenses. We incurred general and administrative expenses of $5,707,667 for the nine months ended December 31, 2021, versus general and administrative expenses of $1,986,918 for the nine months ended December 31, 2020. The increase of $3,720,749 was primarily due to increased operations as a result of gym acquisitions, investor relations, salaries, travel, professional fees and other costs associated with expanding infrastructure as we continue to execute our growth strategy.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $289,232 for the nine months ended December 31, 2021, versus depreciation expense of $119,371 for the nine months ended December 31, 2020. The increase of $169,861 was due to the purchase of fixed and intangible assets as result of business acquisitions and infrastructure growth.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on sale of assets, loss on the forgiveness of notes receivable, loss on settlement of debt, (loss) on extinguishment of debt, change in the fair value of derivative liabilities and interest expense. The increase of $255,419 was primarily due an increase in interest expense, offset in part due to a positive change in fair value of derivatives and a gain on extinguishment of debt.

Net Losses

We incurred a net loss of $6,311,640 for the nine months ended December 31, 2021, versus a net loss of $2,743,015 for the nine months ended December 31, 2020.

Current Liquidity and Capital Resources for the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020

	December 31,
	2021	2020
Summary of Cash Flows:
Net cash used by operating activities	$(4,561,880)	$(1,105,767)
Net cash used by investing activities	(577,892)	(292,138)
Net cash provided by financing activities	5,026,790	1,425,948
Net (decrease) increase in cash and cash equivalents	(112,981)	28,043
Beginning cash and cash equivalents	122,176	46,729
Ending cash and cash equivalents	$9,195	$74,772

Operating Activities

Cash used in operations of $4,561,880 during the nine months ended December 31, 2021, was primarily a result of our $6,311,640 net loss reconciled with our net non-cash expenses relating to depreciation and amortization expense, financing expense, gain on extinguishment of debt, amortization of debt discount, changes in fair value of derivative liabilities, and accrued liabilities.

Cash used in operations of $1,105,767 during the nine months ended December 31, 2020, was primarily a result of our $2,743,015 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, amortization of debt discount, derivative expense, and changes in fair value of derivative liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2021, of $577,892 resulted from the payments of $165,000 related to business acquisitions and capital expenditures in the amount of $412,892.

Net cash used in investing activities for the nine months ended December 31, 2020, of $292,138 resulted from the payments of $114,100 related to business acquisitions and capital expenditures in the amount of $178,028.

Financing Activities

Net cash provided by financing activities was $5,026,790 for nine months ended December 31, 2021, which consisted primarily of $150,000 from the issuance of notes payable, $4,178,506 from the issuance of convertible notes payable, $(432,362) in payments related to repayment of convertible notes payable, and $1,225,000 in proceeds from the issuance of common stock.

Net cash provided by financing activities was $1,425,948 for nine months ended December 31, 2020, which consisted of $122,766 from proceeds from the issuance of notes payable, $865,000 from the issuance of convertible notes payable, and $465,000 in proceeds from the issuance of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for fiscal year 2022 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2021, the Company had a net loss of $6,311,640 had net cash used in operating activities of $4,561,880, had negative working capital of $7,608,136 accumulated deficit of $15,508,888 and stockholders’ deficit of $5,914,766. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Convertible Note Issuances

During the quarter ended December 31, 2021, we issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $2,195,296. In addition, 35,000,000 shares of Common Stock were issued to a lender as commitment shares (the “Commitment Shares”).

These Notes and Commitment Shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as transactions by an issuer not involving any public offering. Selling commissions of $43,552 were paid to Moody Capital Solutions, Inc. in connection with the issuances of one of the notes.

Shares Issued Pursuant to Note Conversions

During the quarter ended December 31, 2021, a lender converted an aggregate of $255,003 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 115,258,976 shares of our Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Shares Issued for Services

During the quarter ended December 31, 2021, we issued 99,000,000 shares of our Common Stock to a total of 12 individuals for services. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Shares Issued as Commitment Shares

During the quarter ended December 31, 2021, we issued 2,900,000 shares of common stock as commitment shares to a lender in connection with a Promissory Note dated April 26, 2021. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Issuer Purchases of Equity Securities

On October 11, 2021, our Board of Directors approved the Company entering into the Common Stock Repurchase Agreement dated October 11, 2021 with Go Value Networks pursuant to which we agreed to repurchase an aggregate of 12,816,666 shares of our Common Stock previously issued to Go Value Networks. The shares were repurchased by us at a purchase price of $0.005 per Share for an aggregate purchase price of $50,000.

 Effective November 1, 2021, we entered into the Business Purchase Agreement and Management Services Agreement Termination Agreement with Mark Slater and Colosseum Combat LLC pursuant to which Mr. Slater agreed to cancel 8,000,000 previously-issued shares of our Common Stock, amongst other obligations, in exchange for an aggregate of $8,750 to be made in five equal payments.

On December 23, 2021, our Board of Directors approved the Company entering into the Common Stock Repurchase Agreement dated December 23, 2021 with Mike Davis pursuant to which we agreed to repurchase an aggregate of 6,500,000 shares of our Common Stock previously purchased by Mr. Davis. The shares were repurchased by us at a purchase price of $0.0038 per Share for an aggregate purchase price of $24,700.

Use of Proceeds

On February 2, 2021, our Registration Statement on Form S-1 (File No. 333-251846) was declared effective by the SEC and the offering was commenced upon effectiveness and is still ongoing as all of the 625,000,000 (for gross proceeds of $2,500,000) offered shares have not been sold and the offering has not been terminated.

During the quarter ended December 31, 2021, we sold a total of 11,250,000 shares of Common Stock for gross proceeds of $45,000. We did not pay any fees or commissions from the sales and received net proceeds of $45,000. The net proceeds were used for capital expenditures.

Item 5.	Other Information.

On December 23, 2021, our Board of Directors approved the Company entering into the Common Stock Repurchase Agreement dated December 23, 2021, with Mike Davis pursuant to which we agreed to repurchase an aggregate of 6,500,000 shares of our Common Stock previously purchased by Mr. Davis. The shares were repurchased by us at a purchase price of $0.0038 per Share for an aggregate purchase price of $24,700.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document

10.1*	Business Purchase Agreement and Management Services Agreement Termination Agreement dated effective November 1, 2021 with Mark Slater and Colosseum Combat LLC
10.2*	Common Stock Repurchase Agreement dated October 11, 2021 with Go Value Networks
10.3*	Common Stock Repurchase Agreement dated December 23, 2021, with Mike Davis
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

 __________________

*	Filed with this Report.
**	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: February 14, 2022	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

