Form 10-Q/A
period 2021-12-31
B2Digital, Inc.
filed 2022-02-16
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

B2Digital, Incorporated, a Delaware corporation (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2022 (the “Original Report”), containing the Company’s financial statements and related footnote disclosures as of and for the three months ended December 31, 2021. The Form 10-Q/A is being filed to revise NOTE 14 – SUBSEQUENT EVENTS to add additional events that took place after December 31, 2021. In addition, the Company’s Principal Executive Officer and Principal Financial Officer have provided certifications dated as of the date of this filing in connection with this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

1

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

Common Stock

On January 12, 2022, the Company canceled 10,000,000 shares of common stock pursuant to a stock repurchase agreement with Go Value Networks.

On January 12, 2022, the Company issued 17,500,000 shares of common stock as commitment shares to Mast Hill pursuant to Convertible Note dated January 12, 2022.

On February 2, 2022, GS Capital Partners converted $38,000 in principal and $5,947 in accrued interest into 27,717,906 shares of common stock at a conversion price of $0.0015855 per share, pursuant to Note 6 dated February 19, 2020.

On January 20, 2022, the Company issued 12,000,000 shares of common stock as a stock award to a non-employee pursuant to a Board of Directors Consent dated January 12, 2022. This award was valued at $0.0028 per share.

On February 1, 2022, the Company issued 20,000,000 shares of common stock as a stock award to non-employees pursuant to a Board of Directors Consent dated January 25, 2022. This award was valued at $0.0029 per share.

On February 7, 2022, the Company issued 24,800,000 shares of common stock as commitment shares pursuant to Mast Hill pursuant to Convertible Note dated February 3, 2022

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

Item 6.	Exhibits.

SEC Ref. No.	Title of Document

10.1 (1)	Business Purchase Agreement and Management Services Agreement Termination Agreement dated effective November 1, 2021 with Mark Slater and Colosseum Combat LLC
10.2 (1)	Common Stock Repurchase Agreement dated October 11, 2021 with Go Value Networks
10.3 (1)	Common Stock Repurchase Agreement dated December 23, 2021, with Mike Davis
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

 __________________

(1)	Included with the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2022.
*	Filed with this Report.
**	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: February 16, 2022	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

