Form 10-K
period 2022-03-31
B2Digital, Inc.
filed 2022-09-28
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $5,980,417.

As of September 19, 2022, there were 2,171,546,992 shares of the registrant’s Common Stock outstanding.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this 10-K, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The unprecedented impact of the ongoing COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth, and operating expenses;

•	Our ability to finance our businesses, including the need to raise additional capital;

•	Our ability to pay for the costs of being a public company;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

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

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to B2Digital, Incorporated, a Delaware corporation, and as applicable to its wholly-owned subsidiaries: Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

PART I

Item 1.	Business

Summary

B2Digital, Incorporated, a Delaware corporation (“we,” “us,” or, the “Company”), was incorporated in the State of Delaware on June 3, 2004.

We are led by a management team headed by our Chairman and CEO, Greg P. Bell. Our management team has over 30 years of global experience developing more than 20 companies in the sports, television, entertainment, digital distribution, and banking transaction industries. As part of our growth strategy, we intend to continue to develop and acquire assets meeting our business model with the goal of becoming a premier vertically integrated live event sports company and fitness brand with many locations throughout the U.S.

We are the premier development league for mixed martial arts (“MMA”). We operate in two major branded segments: The B2 Fighting Series and The Official B2 Training Facilities Network, which is comprised of ONE MORE Gym. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

The Live Events segment (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this segment. We own all media rights, merchandising rights, digital distribution networks of the B2 Fighting Series. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 18 U.S. states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate.

The B2 Training Facilities segment operates primarily through our ONE More Gym brand. We currently operate two ONE More Gym locations. ONE MORE Gym locations include specialized MMA training resources and serve a recruiting function for our Live Events segment.

For more information about B2Digital, visit our website at www.B2FS.com. We do not incorporate the information on or accessible through our website into this Form 10-K. We have included our website address in this 10-K solely as an inactive textual reference.

Government Regulation

We require approval from each state in which we hold an MMA event to issue to us a license. Through our wholly owned subsidiaries, we are currently licensed in the following states:

1.	Alabama

2.	Arkansas

3.	Georgia

4.	Illinois

5.	Indiana

6.	Iowa

7.	Kansas

8.	Kentucky

9.	Louisiana

10.	Michigan

11.	Missouri

12.	Mississippi

13.	Nebraska

14.	Ohio

15.	Oklahoma

16.	South Dakota

17.	Tennessee

18.	West Virginia

Intellectual Property

We have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Our agreements with clients include confidentiality and non-disclosure provisions.

We own the trademark, “B2 DIGITAL TRADING AT: BTDG.”

Employees

As of August 31, 2022, we had 28 employees, including officers and directors, all of which are full-time. We believe that we will be successful in attracting experienced and capable personnel. Our CEO has entered into agreements with us requiring him not to compete or disclose our proprietary information. Our employees are not represented by any labor union. Usually, the number of total employees and number of full-time employees will vary.

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

Risks Related to Our Business

The Company needs additional capital to support its operations or the growth of its business, and the Company cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for the Company to successfully execute its business plan, the Company will require additional financing which may not be available or on acceptable terms. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing may have a material adverse effect on the Company’s financial position and may force the Company to seek protection from its creditors through bankruptcy proceedings or pursue other options such as sell assets. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support the operation or growth of its business could be significantly impaired and its operating results may be harmed.

The Company’s inability to pay its secured debt, when due, will cause a default, which will allow the lender to foreclose on our assets and take control of the Company, which would adversely impact the Company’s business.

On July 7, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with GS Capital Partners, LLC (the “Lender”) pursuant to which the Company issued to the Lender an 8% redeemable promissory note (the “Note”) in the principal amount of $483,000. Upon the occurrence of Event of Default (as defined in the Note) the Company will have a 15-day grace period, during which no default shall be deemed to have occurred (the “Grace Period”). After the conclusion of the Grace Period, the Lender will be required to provide the Company with written notice of default, after which time Lender will have a 45-day cure period to remedy such default (the “Cure Period”).

As long as there is no uncured Event of Default, the principal will be paid as follows:

•	$125,550 upon Closing;
•	$116,250 within 30 days of Closing;
•	$106,950 within 60 days of Closing; and
•	$100,440 within 90 days of Closing.

Pursuant to the SPA, the Company entered into the Pledge Agreement with the Lender, Greg P. Bell, and B2 Management Group LLC, a Nevada limited liability company (“B2 Management”), pursuant to which, as security for all existing and outstanding notes issued to the Lender, Mr. Bell and B2 Management pledged to the all shares of the Company’s Series A and Series B Preferred Stock owned by Mr. Bell and B2 Management, collectively (the “Pledged Shares”), and granted to the Lender a first priority lien on and a first priority security interest in the following (collectively, the “Stock Collateral”):

•	the Pledged Shares and all capital, revenue, profit, income, gain or other property or proceeds, return on contribution or otherwise with respect to the Pledged Shares;
•	all securities, moneys or property representing dividends or interest on any of the Pledged Shares, or representing a distribution in respect of the Pledged Shares, or resulting from a split-up, revision, reclassification or other like change of the Pledged Shares or otherwise received in exchange therefor, and any subscription warrants, rights or options issued to the holders of, or otherwise in respect of, the Pledged Shares (exclusive of any equity holder loans);
•	all right, title and interest of Mr. Bell and/or B2 Management in, to and under any policy of insurance payable by reason of loss or damage to the Pledged Shares and any other Stock Collateral;
•	all other payments due or to become due to Mr. Bell and/or B2 Management in respect of the Pledged Shares whether under any organizational document or otherwise, whether as contractual obligations, damages or otherwise;
•	all “accounts”, “general intangibles”, “instruments” and “investment property” (in each case as defined in the UCC) constituting or relating to the foregoing;
•	all proceeds of any of the foregoing property of Mr. Bell and/or B2 Management (including, without limitation, any proceeds of insurance thereon, all “accounts”, “general intangibles”, “instruments” and “investment property”, in each case as defined in the UCC, constituting or relating to the foregoing); and
•	all other property hereafter delivered in substitution for or in addition to any of the foregoing, all certificates and instruments representing or evidencing such other property and all cash, securities, interest, dividends, rights and other property at any time and from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all thereof.

Pursuant to the Pledge Agreement, Mr. Bell and B2 Management entered into Irrevocable Proxies pursuant to which Mr. Bell and B2 Management appointed the Lender with full power to appoint a nominee or nominees to act from time to time, the true and lawful attorney and proxy of the Pledged Shares, at all annual and special meetings of the shareholders of the Company and to take any action by written consent with the same force and effect as either Mr. Bell or B2 Management might or could do.

Pursuant to the SPA, B2 Management entered into the Non-Recourse Guaranty and Security Agreement pursuant to which B2 Management granted to the Lender a security interest in the shares of Series A Preferred Stock owned by B2 Management and all proceeds and products thereof.

In the event that the Company defaults on the Note, the Lender could not only take control of the Company but could also foreclose on the Company’s assets, which would make an investment in the Company worthless.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which the Company operates or that otherwise impacts its facilities and customers could adversely impact the Company’s business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect the Company’s markets or facilities, or its customers, the Company’s business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on the Company’s ability to travel and hold live events. If such an infectious disease broke out at the Company’s office, facilities or work sites, its operations may be affected significantly, its productivity may be affected, and the Company may incur increased costs. If the persons and entities with which the Company contracts are affected by an outbreak of infectious disease, its live events may be delayed or cancelled, and the Company may incur increased costs. If the Company’s subcontractors with whom it works were affected by an outbreak of infectious disease, the Company’s labor supply may be affected, and it may incur increased labor costs. In addition, the Company may experience difficulties with certain suppliers or with vendors in its supply chains, and its business could be affected if the Company becomes unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, an infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which the Company operates, increase costs associated with its business, affect job growth and consumer confidence, or cause economic changes that the Company cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to the Company’s markets or its facilities is difficult to predict and could adversely impact the Company’s business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. the Company has been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, the Company cannot predict the overall impact of such restrictions on it, its customers, its subcontractors, and others with whom the Company works or the overall economic environment. As such, the impact these restrictions may have on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

The Company intends to hold numerous live MMA events each year. Each live event will expose the Company’s employees who are involved in the production of those events to the risk of travel and match-related accidents, the costs of which may not be fully covered by insurance. The physical nature of the Company’s events will expose its professional MMA fighters to the risk of serious injury or death. Although the Company’s fighters, as independent contractors, are responsible for maintaining their own health, disability and life insurance, the Company insures medical costs for injuries that a fighter may suffer at its events. Any liability the Company incurs as a result of the death of, or a serious injury sustained by one of its fighters while fighting in a match at its events, to the extent not covered by the Company’s insurance, could adversely affect its business, financial condition and operating results.

The Company’s live events will entail other risks inherent in public live events, including air and land travel interruption or accidents, the spread of illness, pandemics, injuries resulting from building problems, equipment malfunction, terrorism or other violence, local labor strikes and other "force majeure" type events. These circumstances could result in personal injuries or deaths, canceled events and other disruptions to the Company’s business for which it does not carry business interruption insurance or result in liability to third parties for which the Company may not have insurance. The occurrence of any of these circumstances could adversely affect the Company’s business, financial condition, and results of operations.

The Company may be unable to establish, protect or enforce its intellectual property rights adequately.

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

The Company is a development stage enterprise and has commenced planned principal operations. The Company had revenues of $2,502,302 and incurred losses of $11,276,819 for the fiscal year ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing, which may be dilutive. The Company anticipates raising additional funds through public or private financing, strategic relationships, or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Please see Financial Statements – Note 3. Going Concern for further information.

The Company will require additional capital and this capital might not be available on acceptable terms, if at all.

The Company will require additional funds to respond to operate its business. Accordingly, the Company will need to engage in continued equity or debt financings to secure additional funds. If the Company raises additional funds through future issuances of equity or convertible debt securities, its existing stockholders could suffer significant dilution, and any new equity securities the Company issues could have rights, preferences, and privileges superior to those of its common stock. Any debt financing the Company secures in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. The Company may not be able to obtain additional financing on terms favorable to it, if at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when we required, its ability to continue to support its business growth and to respond to business challenges could be impaired, and the Company’s business may be harmed.

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

These risks are described in more detail below. The Company’s future growth will depend substantially on its ability to address these, and the other risks described in this section. If the Company does not successfully address these risks, its business could be significantly harmed.

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

The Company has not yet produced a net profit and may not in the near future, if at all. The Company cannot be certain that it will be able to realize sufficient revenue to achieve profitability. The Company’s ability to continue as a going concern may be dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below revenue levels in order to achieve positive cash flows, none of which can be assured.

The Company is highly dependent on the services of its key executive, the loss of whom could materially harm the Company’s business and its strategic direction. If the Company loses key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in its compensation costs, the Company’s business may materially suffer.

The Company is highly dependent on its management, specifically Greg P. Bell. The Company has an employment agreement in place with Mr. Bell. If the Company loses key employees, its business may suffer. Furthermore, the Company’s future success will also depend, in part, on the continued service of its management personnel and its ability to identify, hire, and retain additional key personnel. The Company does not carry “key-man” life insurance on the lives of any of its executives, employees, or advisors. The Company experiences intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of its business. Because of this competition, the Company’s compensation costs may increase significantly.

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

The Company estimates that it will cost approximately $117,000 annually to maintain the proper management and financial controls for the Company’s filings required as a public reporting company. In addition, if the Company does not maintain adequate financial and management personnel, processes, and controls, it may not be able to accurately report its financial performance on a timely basis, which could cause a decline in the Company’s stock price and adversely affect our ability to raise capital.

Risks Relating to our Common Stock

In the event the Company fails to timely file its period SEC reports, it may lose its trading symbol on the OTC Markets and, if that happens, shareholders will suffer from a lack of liquidity.

The OTC Markets requires its companies provide periodic financial and business-related disclosure through several methods, including through filing with the SEC. The Company has elected to provide the required disclosure on the OTC Markets through this method. In the event that the Company fails to file its periodic filings with the SEC for a sustained period of time, the OTC Markets will suspend the Company’s trading symbol, which will lead to a revocation of the symbol. In the event that the Company loses its trading symbol and status with the OTC Markets, the liquidity of the Company’s common stock will be severely limited.

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

The Company’s common stock has historically been sporadically traded on the OTC Markets, meaning that the number of persons interested in purchasing the Company’s shares at, or near ask prices at any given time, may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as the Company or purchase or recommend the purchase of its shares until such time as the Company became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give shareholders any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained.

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

The market for the Company’s shares of common stock is characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in the Company’s share price is attributable to a number of factors. First, as noted above, the Company’s shares are sporadically traded. Because of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for the Company’s shares could, for example, decline precipitously in the event that a large number of the Company’s shares is sold into the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, the Company is a speculative investment due to, among other matters, its limited operating history and lack of significant revenue or profit to date, and the uncertainty of future market acceptance for the Company’s products. Because of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of the Company’s shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of the Company’s inventory of events, games, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, the Company’s capital commitments and additions or departures of its key personnel. Many of these factors are beyond the Company’s control and may decrease the market price of its shares regardless of operating performance. The Company cannot make any predictions or projections as to what the prevailing market price for its shares will be at any time, including as to whether its shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

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

The market price of the Company’s common stock may be volatile and adversely affected by several factors.

The market price of the Company’s common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors, and other stakeholders;

•	the Company’s ability to integrate operations, technology, products, and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in competition or practices;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock. Issuers using the Alternative Reporting standard for filing financial reports with OTC Markets are often subject to large volatility unrelated to the fundamentals of the company.

Pandemics, natural disasters and geo-political events could adversely affect the Company’s business.

Pandemics, natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts, and tornadoes, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect the Company, or other service providers, could adversely affect the Company’s business.

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

As of March 31, 2022 the Company was entitled under its Certificate of Incorporation to issue up to 5,000,000,000 shares of common stock as of September 1, 2022 the company is entitled under its Certificate of Incorporation to issue up to 20,000,000,000 shares of common stock. The Company has issued and outstanding 2,171,546,992 shares of common stock as of September 19, 2022. In addition, the Company is entitled under its Certificate of Incorporation to issue “blank check” preferred stock. The Company’s board may generally issue shares of common stock, preferred stock, options, or warrants to purchase those shares, without further approval by our shareholders based upon such factors as the Company’s board of directors may deem relevant at that time. It is likely that the Company will be required to issue a large number of additional securities to raise capital to further its development. It is also likely that the Company will issue a large number of additional securities to directors, officers, employees, and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under the Company’s stock plans. The Company cannot give any assurance that it will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances the Company may deem appropriate at that time.

The existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers and employees.

The Company has contractual indemnification obligations under its agreements with its directors, officers, and employees. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that the Company may be unable to recoup. These provisions and resulting costs may also discourage the Company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by the Company’s shareholders against its directors, officers, and employees even though such actions, if successful, might otherwise benefit the Company and shareholders.

The Company may become involved in securities class action litigation that could divert management’s attention and harm its business.

The stock market, in general, and the shares of early-stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of the Company’s shares could fall regardless of its operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of the Company’s shares suffers extreme fluctuations, then it may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing the Company’s business.

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

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

We occupy offices at 4522 West Village Drive Suite 215. Tampa, Florida 33624. We do not currently own any properties or facilities. We lease the Fitness Facilities through ONE More Gym Tuscaloosa LLC in Tuscaloosa, Alabama and ONE More Gym Birmingham LLC in Moody, Alabama. We expect to lease new office space in the future to the extent consistent with its business model.

Item 3.	Legal Proceedings

The Company has received a subpoena from the SEC Division of Enforcement seeking documents regarding the REG A offering that occurred on August 21, 2018 and the Company’s compliance with Section 5(a) and 5(c) of the Securities Act of 1933 regarding that offering. The Company has fully supplied all documents that the SEC requested and is cooperating fully with the SEC.

Besides the disclosure above, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Quarter	High	Low
FISCAL YEAR ENDING MARCH 31, 2023	First	$0.0027	$0.0004

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2022	First	$0.0075	$0.004
	Second	$0.0114	$0.0031
	Third	$0.0061	$0.0021
	Fourth	$0.0053	$0.0022

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2021	First	$0.0042	$0.0025
	Second	$0.0216	$0.0025
	Third	$0.0138	$0.0040
	Fourth	$0.0195	$0.0040

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

Holders

As of the close of business on September 19, 2022, we had approximately 348 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Nevada Agency & Transfer Company, 50 W Liberty St # 880, Reno, NV 89501, (775) 322-0626, www.natco.com. The transfer agent is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and operates under the regulatory authority of the SEC and FINRA.

Dividends

We have not declared or paid a cash dividend to stockholders since we were organized, and we do not intend to pay dividends in the foreseeable future. Our board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2022, we had no securities authorized for issuance under equity compensation plans either approved or not approved by our shareholders.

Recent Sales of Unregistered Securities

Convertible Promissory Notes Issued

On January 4, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of January 4, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On January 12, 2022, the Company entered into an Agreement with Mast Hill Fund, L.P. pursuant to which the Company issued to Mast Hill Fund, L.P. a Promissory Note in the aggregate principal amount of $300,000. The Note has a maturity date of January 12, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill Fund, L.P. as set forth in the note. On January 12, 2022, the Company issued 17,500,000 shares of common stock as commitment shares to Mast Hill pursuant to Convertible Note dated January 12, 2022.

On January 19, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of January 19, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On February 2, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of February 2, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On February 3, 2022, the Company entered into an Agreement with Mast Hill Fund, L.P. pursuant to which the Company issued to Mast Hill Fund, L.P. a Promissory Note in the aggregate principal amount of $425,000. The Note has a maturity date of February 3, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill Fund, L.P. as set forth in the note. On February 7, 2022, the Company issued 24,800,000 shares of common stock as commitment shares pursuant to Mast Hill pursuant to Convertible Note dated February 3, 2022

On February 15, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of February 15, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On February 24, 2022, the Company entered into an Agreement with Sixth Street Lending LLC pursuant to which the Company issued to Sixth Street Lending LLC a Promissory Note in the aggregate principal amount of $211,640. The Note has a maturity date of February 24, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Sixth Street Lending LLC as set forth in the note.

On March 1, 2022, the Company entered into an Agreement with Mast Hill Fund, L.P. pursuant to which the Company issued to Mast Hill Fund, L.P. a Promissory Note in the aggregate principal amount of $120,000. The Note has a maturity date of March 1, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill Fund, L.P. as set forth in the note. On March 2, 2022, the Company issued 7,000,000 shares of common stock as commitment shares pursuant to Mast Hill pursuant to Convertible Note 49 dated March 1, 2022

On March 1, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of March 1, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On March 16, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of March 16, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On March 22, 2022, the Company entered into an Agreement with Mast Hill Fund, L.P. pursuant to which the Company issued to Mast Hill Fund, L.P. a Promissory Note in the aggregate principal amount of $120,000. The Note has a maturity date of March 22, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill Fund, L.P. as set forth in the note.

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

On March 3, 2022, GS Capital Partners converted $38,000 in principal and $6,022 in accrued interest into 29,114,800 shares of common stock at a conversion price of $0.001512 per share, pursuant to Note 7 dated March 20, 2020.

The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Share Awards

On January 20, 2022, the Company issued 12,000,000 shares of common stock as a stock award to a non-employee pursuant to a Board of Directors Consent dated January 12, 2022.

On February 1, 2022, the Company issued 20,000,000 shares of common stock as a stock award to employees and non-employees pursuant to a Board of Directors Consent dated January 25, 2022.

On March 25, 2022, the Company issued 91,000,000 shares of common stock as a stock award to employees and non-employees.

The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

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

Basis of Presentation

We have ten wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report on Form 10-K identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors, and other stakeholders;

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth, and operating expenses;

•	Our ability to finance our businesses;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

Although the forward-looking statements in this Annual Report on Form 10-K are based on our beliefs, assumptions, and expectations, considering all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Annual Report on Form 10-K or otherwise make public statements updating our forward-looking statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at March 31, 2022 and 2021, respectively.

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

Assets Held for Sale

We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale. During the fourth quarter of fiscal 2022 management initiated the sale of the gyms located in Indiana: One More Gym Kokomo, One More Gym Valparaiso and One More Gym Merrillville. We completed the sale during the first quarter of fiscal 2023 with proceeds of $80,000, reflecting a loss of $162,298. We have no additional assets held for sale.

Long-Lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. For assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through March 31, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended March 31, 2022, and 2021.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2022 and 2021, the Company did not have balances in finished goods inventory, respectively.

Earnings Per Share (EPS)

The Company utilizes FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of March 31, 2022, the convertible notes are indexed to 3,606,309,640 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the years ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Basic and diluted
Net loss	$(11,276,819)	$(5,380,270)

Net loss per share
Basic	$(0.008)	$(0.008)
Diluted	$(0.008)	$(0.008)

Weighted average number of shares outstanding:
Basic & diluted	1,449,504,359	684,096,652

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2022, there were no options outstanding.

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

During the years ended March 31, 2022 and 2021, the Company recorded $626,050 and $409,333 in stock-compensation expense, respectively.

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

Organization and Nature of Business

We are the premier development league for MMA. We operate in two major branded segments: The B2 Fighting Series and The Official B2 Training Facilities Network, which is comprised of our two ONE MORE Gym Facilities. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

The Live Events segment (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this segment. We own all media rights, merchandising rights, digital distribution networks of the B2 Fighting Series. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 20 U.S. states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate. We now operate at a pace of more than 40 events per year.

The B2 Training Facilities segment operates primarily through our ONE More Gym Facilities brand. We currently operate two ONE More Gym locations.

For more information about B2Digital, visit our website at www.B2FS.com. We do not incorporate the information on or accessible through our website into this 10-K. We have included our website address in this 10-K solely as an inactive textual reference.

Results of Operations for the Year Ended March 31, 2022, Compared to the Year Ended March 31, 2021

Revenue

We had total revenues of $2,502,302 for the year ended March 31, 2022, versus revenues of $951,302 for the year ended March 31, 2021. There was an increase in live event revenue of $749,430, or 247%, due to an increase in live events related to less restrictions resulting from the COVID-19 pandemic. There was an increase in gym revenue of $801,570, or 124%, due to the increase in the number of gym locations over the prior period.

Operating Expenses

Operating expenses are all expenses including merchant fees, payroll, utilities, professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships, and other expenses. We incurred operating expenses of $10,552,426 for the year ended March 31, 2022, versus operating expenses of $3,563,734 for the year ended March 31, 2021. The increase of $6,988,692 was primarily due to an increase in the number of live events, increased operations as a result of gym acquisitions, increased salaries, investor relations and professional fees due to the growth of the business. Additionally, a loss on impairment of assets was recorded for $560,156.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $462,004 for the year ended March 31, 2022, versus depreciation expense of $186,063 for the year ended March 31, 2021. The increase of $275,941 was due to an increase in capitalized assets and intangible assets as a result of business acquisitions.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, gain on bargain purchase, grant income, loss on extinguishment of debt, gain on extinguishment of debt, change in fair value of derivative liabilities and interest expense. We incurred other expenses of $2,764,691 for the year ended March 31, 2022, versus other expenses of $2,581,775 for the year ended March 31, 2021. The increase in other expenses of $182,916 was primarily due to an increase in interest expense. This increase was primarily offset by gains recorded in the extinguishment of debt.

Net Losses

We incurred a net loss of $11,276,819 for the year ended March 31, 2022, versus a net loss of $5,380,270 for the year ended March 31, 2021.

Current Liquidity and Capital Resources for the Year Ended March 31, 2022, Compared to the Year Ended March 31, 2021

	March 31,
	2022	2021
Summary of Cash Flows:
Net cash used by operating activities	$(6,518,124)	$(2,052,264)
Net cash used by investing activities	(757,170)	(715,737)
Net cash provided by financing activities	7,192,741	2,843,448
Net increase in cash and cash equivalents	(82,553)	75,447
Beginning cash and cash equivalents	122,176	46,729
Ending cash and cash equivalents	$39,623	$122,176

Operating Activities

Cash used in operations of $6,518,124 during the year ended March 31, 2022 was primarily a result of our $11,276,819 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, loss on settlement of debt, loss on extinguishment of debt, loss on goodwill impairment, gain on forgiveness of loan, gain on bargain purchase, gain on extinguishment of debt, amortization of debt discount, day one derivative loss, changes in fair value of derivative liabilities, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation. Cash used in operations of $2,052,264 during the year ended March 31, 2021 was primarily a result of our $5,380,270 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation and amortization expense, loss on settlement of debt, loss on extinguishment of debt, loss on goodwill impairment, gain on forgiveness of loan, gain on bargain purchase, gain on extinguishment of debt, amortization of debt discount, day one derivative loss, changes in fair value of derivative liabilities, inventory, prepaid expenses, accounts payable, accrued liabilities and deferred compensation.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2022, of $757,170 resulted from payments for capital expenditures related to capital expenditures in the amount of $592,170 and business acquisitions in the amount of $165,000. Net cash used in investing activities for the year ended March 31, 2021, of $715,737 resulted from payments related to business acquisitions in the amount of $215,000 and capital expenditures in the amount of $500,737.

Financing Activities

Net cash provided by financing activities was $7,192,741 for the year ended March 31, 2022, which consisted of $150,000 from proceeds from the issuance of notes payable, $6,456,855 from proceeds from the issuance of convertible notes payable, $540,733 payments on convertible notes payable, $23,681 payment on notes payable, $74,700 for the repurchase of common stock and proceeds from the issuance of common stock of $1,225,000. Net cash provided by financing activities was $2,843,448 for year ended March 31, 2021, which consisted of $122,766 from proceeds from the issuance of notes payable, $1,200,000 from proceeds from the issuance of convertible notes payable, $15,000 in payments related to payable due for business acquisitions, $107,500 payments on convertible notes payable, $11,818 payment on notes payable, and $1,655,000 in proceeds from the issuance of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year 2022-23 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all our planned activities and limit our operations which could have a material adverse effect on our business, financial condition, and results of operations.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended March 31, 2022, the Company had a net loss of $(11,276,819), had net cash used in operating activities of $6,518,124, had negative working capital of $(11,387,636), accumulated deficit of $(20,474,067), and stockholders’ deficit of $(10,204,271). These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Management assessed our internal control over financial reporting as of March 31, 2022, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of September 19, 2022:

Name and Principal Position	Age	Term of Office	Approximate hours spent per week
Greg P. Bell, Chief Executive Officer, and Director	65	Since January 2017	45
Paul D. H. LaBarre, Executive Vice President	78	Since September 2005	3
Andrew Georgens, Director, Secretary	72	Since November 2017	2
Hugh Darryl Metz, Director	63	Since November 2017	2

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

Currently, he is the acting Broadcast IT Engineer at Gray Television's station that serves southern Oklahoma and oversees the technical operations of three local CBS, MyTV, Fox affiliate Television Networks.

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

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy regarding the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, other than as set forth herein, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements. During the year ended March 31, 2022, Paul LaBarre, Andrew Georgens, and Hugh Darryl Metz all failed to file Form 4s for 12,000,000 shares issued to each of them on December 6, 2021.

Code of Ethics

The Company has yet to adopt a Code of Ethics due to the COVID-19 pandemic and lack of resources. The Company plans on adopting a Code of Ethics during the fiscal year ending March 31, 2023.

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the fiscal years ended March 31, 2022 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Greg P. Bell, Chairman, CEO, and President	2021-22	136,800(1)	0	136,800
	2020-21	240,245(2)(3)	320,000(4)	560,245

(1)	Amount includes $125,000 of salary paid to Mr. Bell pursuant to his employment agreements and $11,800 paid to B2 Management, an entity owned by Mr. Bell, for services provided to the Company.
(2)	Amount includes $48,000 of salary paid to Mr. Bell pursuant to his employment agreements and $192,245 paid to B2 Management, an entity owned by Mr. Bell, for services provided to the Company.
(3)	Amount includes $30,000 that has been paid and $18,000 accrued but unpaid as of March 31, 2021.
(4)	Includes the issuance of 40,000,000 shares of Series B Convertible Preferred Stock valued at $320,000.

CEO Agreements

November 2017 Agreement

Effective November 24, 2017, the Company entered into an agreement with Mr. Bell as the Chairman of the Board and Chief Executive Officer & President. Pursuant to the terms of the agreement, the Company may not terminate Mr. Bell from his positions as Chief Executive Officer and President of the Company or remove him from the Board or change his position as Chairman thereof, without the approval of 80% of the voting capital stock of the Company, unless such termination and/or removal is due to death or legal incapacity.

As compensation for Mr. Bell’s services pursuant to the terms of the agreement, the Company issued to B2 Management Group LLC, a limited liability company wholly owned and controlled by Mr. Bell (“B2 Management Group”), a total of 30,000,000 shares of Common Stock.

November 2020 Renewal

Effective November 23, 2020, Mr. Bell renewed his agreement with the Company (upon terms substantially similar to those in the previous agreement). Pursuant to the new agreement, Mr. Bell is entitled to an annual salary of $120,000 and Mr. Bell was also issued 40,000,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

As further compensation for Mr. Bell’s services to the Company in connection with the Company’s acquisition activity, the Company issued B2 Management Group an additional 60,000,000 shares of Common Stock as compensation for the completion of acquisitions.

Finally, pursuant to the terms of the agreement, the Company will issue B2 Management Group an additional 30,000,000 shares of Common Stock within ten days of completion of each future acquisition by the Company of any MMA fight organization, whether pursuant to an equity or asset purchase, up to a total of five acquisitions subsequent to the previously-completed acquisitions (corresponding to a total aggregate amount of 150,000,000 shares that may be issued in connection with future acquisitions).

The agreement also includes a non-compete covenant whereby Mr. Bell will not compete directly with the Company during the term of the agreement.

March 2022 Renewal

Effective March 1, 2022, the Company entered into the Chairman of the Board and Chief Executive Officer & President Agreement with Mr. Bell (upon terms substantially similar to those in the previous agreement). The agreement supersedes the previous agreement of the same title dated effective November 23, 2020. The term of the Agreement is until Mr. Bell is removed from his executive positions by 80% of the voting control of the Company unless Mr. Bell is legally incapacitated (until legal capacity is regained), as determined by a court of competent jurisdiction or upon Mr. Bell’s death. Mr. Bell can terminate the agreement upon three months’ prior written notice to the Company.

Pursuant to the Agreement, Mr. Bell is entitled to a monthly salary of $15,000.

The foregoing summary is qualified in its entirety to the terms of the agreements referenced herein, copies of which are exhibits to this 10-K.

Equity Awards

As of March 31, 2022, there were no unvested equity awards for our named executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended March 31, 2022. This table includes any person who served as a director at any time during fiscal 2021-22.

	Fees Earned or
	Paid in Cash(1)	Total
Name	($)	(S)
Andrew Georgens	$12,000	$12,000
Hugh Darryl Metz	$12,000	$12,000
Paul D.H. Labarre	$5,000	$5,000

Board Service Agreements

Messrs. Metz and Georgens have entered into Board Service Agreements with the Company pursuant to which they will be paid annual cash compensation of $500 per year as compensation for services performed as directors of the Company.

LaBarre Agreement

The Company has entered into an Employment and Board Service Agreement with Paul D.H. LaBarre on November 4, 2017, the Company’s Executive Vice President and a director. The term of the agreement is 36 months, which shall run from the effective date, and will renew automatically for successive two-year periods unless either the Company or Mr. LaBarre provides notice of non-renewal no later than six months prior to the expiration of the then-current term. Pursuant to the terms of the agreement, the Company may not terminate Mr. LaBarre from his positions as Executive Vice President of the Company, or remove him from the Board, without the approval of 80% of the voting capital stock of the Company, unless such termination and/or removal is due to death or legal incapacity. Additionally, Mr. LaBarre may terminate the agreement at any time upon three months’ prior written notice to the Company.

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

The foregoing summary is qualified in its entirety to the terms of the agreement itself, a copy of which is an exhibit to this 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 2,171,546,992 shares of common stock, 2,000,000 shares of Series A Preferred Stock, and 40,000,000 shares of Series B Preferred Stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this 10-K, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4522 West Village Drive, Suite 215, Tampa, FL 33624.

Name and Address	Shares of Series A Preferred Stock Owned	Shares of Series B Preferred Stock Owned	Shares of Common Stock Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Greg P. Bell(2)	850,000	40,000,000	141,045,200	665,045,200	24.67%
Paul D. H. LaBarre	850,000	–	76,191,494	280,191,494	11.79%
Andrew Georgens	100,000	–	13,022,880	37,022,880	1.69%
Hugh Darryl Metz	–	–	15,000,000	15,000,000	*
Total Officers and Directors	1,800,000	40,000,000	245,259,574	997,259,574	34.11%
>5% Shareholders
B2 Management Group LLC(2) 4522 West Village Drive, Suite 215, Tampa, Florida 33624	–	–	141,045,200	141,045,200	6.50%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 145,045,200 shares of Common Stock are owned by B2 Management Group LLC which is owned and controlled by Mr. Bell, the Company’s Chairman and Chief Executive Officer.

In addition to the Common Stock, the Company has authorized a total of 50,000,000 shares of preferred stock, currently designated as Series A Preferred Stock and Series B Preferred Stock. 2,000,000 shares of Series A Preferred Stock are currently issued and outstanding and 40,000,000 shares of Series B Preferred Stock are currently issued and outstanding.

The Series A Preferred Stock and Series B Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series A Preferred Stock is entitled to 240 votes for each share of Series A Preferred Stock held by such shareholder and each holder of Series B Preferred Stock is entitled to 80 votes for each share of Series B Preferred Stock held by such shareholder.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “Executive Compensation” above.

B2 Management Group LLC

Our CEO and Chairman is the sole member of B2 Management Group. During the years ended March 31, 2022, and 2021, B2 Management Group received $11,800 and $192,245, respectively, as compensation for services from the Company. During the years ended March 31, 2022 and 2021, B2 Management Group was also reimbursed for $30,500 and $0, respectively, for expenses paid for the Company. The payments were expensed in operating expenses.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors, executive officers, and other key employees. The indemnification agreements will require us to indemnify our directors to the fullest extent permitted by Delaware law.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Metz and Georgens would meet this standard, and therefore, would be considered to be independent.

Item 14.	Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2022, were $49,626 and $51,310 for the fiscal year ended March 31, 2021.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the fiscal years ended March 31, 2022, and 2021.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended March 31, 2022, and 2021.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended March 31, 2022, and 2021.

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

Financial Statements

The following financial statements are filed with this 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2022 and 2021

Statements of Operations for the fiscal years ended March 31, 2022 and 2021

Statements of Changes in Stockholders’ Deficit for the fiscal years ended March 31, 2022 and 2021

Statements of Cash Flows for the fiscal years ended March 31, 2022 and 2021

Notes to Financial Statements

Exhibits

The following exhibits are included with this 10-K:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation	1-A POS	000-50773	99.1	10/1/19
3.2	Certificate of Designation for Series A Convertible Stock	S-1	333-251846	3.2	12/31/20
3.3	Amendment to Certificate of Designation for Series A Convertible Preferred Stock Dated March 17, 2022	8-K	000-11882	3.1	3/23/22
3.4	Certificate of Designation for Series B Convertible Stock	S-1	333-251846	3.3	12/31/20
3.5	Amendment to Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-11882	3.1	12/3/20
3.6	Amendment to Certificate of Designation for Series B Convertible Preferred Stock Filed August 25, 2021	8-K	000-11882	3.1	8/25/21
3.7	Amendment to Certificate of Designation for Series B Convertible Preferred Stock Dated February 24, 2022	8-K	000-11882	3.1	3/2/22
3.8	Bylaws	1-A POS	000-50773	99.2	10/1/19
4.1	Specimen Stock Certificate	1-A POS	000-50773	99.3	10/1/19
10.1*	Employment Agreement of Greg P. Bell	1-A POS	000-50773	99.3	10/1/19
10.2*	Employment Agreement with Greg Bell dated November 23, 2020	S-1	333-251846	10.2	12/31/20
10.3*	Chairman of the Board and Chief Executive Officer & President Agreement Dated Effective March 1, 2022 with Greg P. Bell					X
10.4	Indemnification Agreement of Greg P. Bell	1-A POS	000-50773	99.4	10/1/19
10.5	Employment Agreement of Paul D.H. LaBarre	1-A POS	000-50773	99.5	10/1/19
10.6	Indemnification Agreement of Andrew Georgens	1-A POS	000-50773	99.6	10/1/19
10.7	Indemnification Agreement of Paul Labarre	1-A POS	000-50773	99.7	10/1/19
10.8	Indemnification Agreement of Hugh Darryl Metz	1-A POS	000-50773	99.8	10/1/19
10.9	Repurchase of Shares Agreement between B2Digital, Incorporated and GS Capital Partners LLC dated January 28, 2020	8-K	000-11882	99.1	2/3/20
10.10	Repurchase of Shares Agreement between B2Digital, Incorporated and GS Capital Partners LLC dated November 22, 2019	8-K	000-11882	99.1	12/5/19
10.11	Common Stock Purchase Agreement dated December 23, 2020	S-1	333-251846	10.10	12/31/20
10.12	Warrant Agreement dated December 23, 2020	S-1	333-251846	10.11	12/31/20
10.13	Amendment to Common Stock Purchase Agreement dated February 18, 2021	10-K	000-11882	10.12	6/29/21
10.14	Business Purchase Agreement and Management Services Agreement Termination Agreement dated effective November 1, 2021 with Mark Slater and Colosseum Combat LLC	10-Q	000-11882	10.1	2/14/22
10.15	Common Stock Repurchase Agreement dated October 11, 2021 with Go Value Networks	10-Q	000-11882	10.2	2/14/22
10.16	Common Stock Repurchase Agreement dated December 23, 2021, with Mike Davis	10-Q	000-11882	10.3	2/14/22
16.1	Letter from Accell Audit & Compliance, P.A. Dated January 9, 2020 Regarding Change in Certifying Accountant	8-K	000-11882	16.1	1/9/20
21.1	List of Subsidiaries					X
23.1	Consent of Assurance Dimensions	POS Am.	333-251846	23.1	7/6/21
23.2	Consent of Business Legal Advisors, LLC	S-1	333-251846	23.3	12/31/20
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).	X

*Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2DIGITAL, INCORPORATED

Date: September 28, 2022	By:	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Greg P. Bell	Director and Chairman	September 28, 2022
Greg P. Bell

/s/ Paul LaBarre	Director	September 28, 2022
Paul LaBarre

/s/ Hugh Darryl Metz	Director	September 28, 2022
Hugh Darryl Metz

/s/ Andrew Georgens	Director	September 28, 2022
Andrew Georgens

42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board and Management

of B2Digital Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of B2Digital Incorporated (the Company) as of March 31, 2022 and 2021 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses. For the year ended March 31, 2022 the Company had a net loss of $11,276,819, had net cash used in operating activities of $6,518,124, and had negative working capital of $11,387,636. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Margate, Florida

September 28, 2022

B2Digital, Incorporated

Consolidated Balance Sheets

	As of March 31, 2022	As of March 31, 2021
Assets
Current assets
Cash and cash equivalents	$39,623	$122,176
Notes receivable	6,096	–
Prepaid expenses	49,363	10,681
Total current assets	95,082	132,857

Operating lease right-of-use asset	73,085	1,575,792
Property and equipment, net of accumulated depreciation	984,217	944,999
Intangible assets, net of accumulated amortization	45,215	224,890
Deposits	11,126	–
Net assets held for sale	80,000	–
Notes receivable – long term	35,400	35,400
Total Assets	$1,324,125	$2,913,938

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$744,068	$253,663
Deferred revenue	104,704	119,504
Note payable- current maturity	295,601	158,200
Note payable- in default	14,000	14,000
Convertible notes payable, net of discount	6,035,090	1,074,733
Derivative liabilities	3,831,191	1,137,623
Due to shareholder	2,800	–
Lease liability, current	123,319	264,165
Total current liabilities	11,150,773	3,021,888

Lease liability - long-term	347,623	1,319,457
Note payable - long-term	30,000	105,929
Total Liabilities	11,528,396	4,447,274

Commitments and contingencies (Note 13)

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 240 shares of common stock issued and outstanding at March 31, 2022 and 2021	20	20
Series B: 40,000,000 shares convertible into 80,000,000 shares of common stock and 0 shares issued and outstanding at March 31, 2022 and 2021, respectively;	400	400
Common stock, $0.00001 par value; 20,000,000,000 shares authorized; 1,849,932,312 and 1,081,390,550 shares issued and outstanding at March 31, 2022 and 2021, respectively	17,846	10,815
Additional paid in capital	10,251,530	7,652,677
Accumulated deficit	(20,474,067)	(9,197,248)
Total Stockholders' Deficit	(10,204,271)	(1,533,336)
Total Liabilities and Stockholders' Deficit	$1,324,125	$2,913,938

B2Digital, Incorporated

Consolidated Statements of Operations

	For the years ended
	March 31,	March 31,
	2022	2021
Revenue:
Live event revenue	$1,053,242	$303,812
Gym revenue	1,449,060	647,490
Total revenue	2,502,302	951,302

Operating expenses
Sales and marketing	355,718	170,471
Utilities	181,852	54,621
Leasing expense	598,318	198,060
Payroll expenses	2,259,092	552,036
General and administrative	7,157,446	2,588,546
Depreciation and amortization expense	462,004	186,063
Total operating expenses	11,014,430	3,749,797

Loss from continuing operations	(8,512,128)	(2,798,495)

Other income (expense):
Gain on forgiveness of loan	23,303	10,080
Gain on bargain purchase	–	91,870
Grant income	–	16,500
Loss on extinguishment of debt	–	(18,281)
Loss on sale of assets	(11,444)	–
Loss on modification of debt	–	(566,261)
Financing expense	(228,807)	–
Gain on extinguishment of debt with derivative liabilities	282,508	55,568
Loss on goodwill impairment	–	(172,254)
Change in fair value of derivative liabilities	(1,181,178)	(1,332,661)
Initial derivative expense	(45,485)	(151,978)
Interest expense	(1,603,588)	(514,358)
Total other expense	(2,764,691)	(2,581,775)

Net loss	$(11,276,819)	$(5,380,270)

Basic and diluted earnings per share on net loss	$(0.008)	$(0.008)

Weighted average shares outstanding	1,449,504,359	684,096,652

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended March 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance March 31, 2020	2,000,000	$20	–	$–	539,267,304	$5,394	3,600,197	$(3,816,978)	$(211,367)

Sale of common stock	–	–	–	–	359,500,002	3,595	1,651,405	–	1,655,000

Issuance of common stock for services	–	–	–	–	15,733,333	157	89,176	–	89,333

Conversion of notes payable	–	–	–	–	166,889,911	1,669	1,426,038	–	1,427,707

Issuance of warrants as financing costs	–	–	–	–	–	–	566,261	–	566,261

Issuance of Series B Convertible Preferred Stock in exchange for services	–	–	40,000,000	400	–	–	319,600	–	320,000

Net loss	–	–	–	–	–	–	–	(5,380,270)	(5,380,270)

Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	7,652,677	$(9,197,248)	$(1,533,336)

Sale of common stock	–	–	–	–	306,250,000	3,063	1,221,937	–	1,225,000

Issuance of common stock in connection with notes payable	–	–	–	–	87,200,000	218	206,776	–	206,994

Issuance of common stock upon conversion of notes payable	–	–	–	–	172,091,762	1,720	652,820	–	654,540

Issuance of common stock for services	–	–	–	–	227,500,000	2,275	623,775	–	626,050

Shares repurchased	–	–	–	–	(24,500,000)	(245)	(106,455)	–	(106,700)

Net loss	–	–	–	–	–	–	–	(11,276,819)	(11,276,819)

Balance March 31, 2022	2,000,000	$20	40,000,000	$400	1,849,932,312	$17,846	10,251,530	$(20,474,067)	$(10,204,271)

B2Digital, Incorporated

Consolidated Statements of Cash Flows

	For the years ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(11,276,819)	$(5,380,270)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	626,050	409,333
Depreciation and amortization	462,004	186,063
Gain on conversion of debt	(39,208)	–
Loss on extinguishment of debt	–	18,281
Loss on sale of assets	11,444	–
Loss on impairment of assets	560,155	–
Loss on goodwill impairment	–	172,254
Gain on forgiveness of loan	(23,303)	(14,477)
Gain on bargain purchase	–	(91,870)
Financing Expense	457,148	566,261
Gain on extinguishment of debt	(282,508)	(55,568)
Amortization of debt discount	1,174,347	412,170
Derivative expense	45,485	151,978
Changes in fair value of compound embedded derivative	1,181,178	1,332,661
Right-of-use asset/liability	57,506	7,830
Changes in operating assets & liabilities
Prepaid expenses	(38,682)	(7,561)
Deposits	(11,126)	–
Inventory	–	7,256
Accounts payable and accrued liabilities	590,205	153,750
Related party advances	2,800	(2,396)
Deferred revenue	(14,800)	82,041
Net cash used by operating activities	(6,518,124)	(2,052,264)

Cash Flows from Investing Activities
Business acquisitions	(165,000)	(215,000)
Capital expenditures	(592,170)	(500,737)
Net cash used by investing activities	(757,170)	(715,737)

Cash Flows from Financing Activities
Proceeds from notes payable	150,000	122,766
Proceeds from convertible notes payable	6,456,855	1,200,000
Repayments related to payable due for business combinations	–	(15,000)
Repayments of convertible notes payable	(540,733)	(107,500)
Payment of note payable	(23,681)	(11,818)
Purchase of cancelled stock	(74,700)	–
Issuance of common stock	1,225,000	1,655,000
Net cash provided by financing activities	7,192,741	2,843,448

(Decrease) Increase in Cash	(82,553)	75,447

Cash at beginning of period	122,176	46,729

Cash (and equivalents) at end of period	$39,623	$122,176

Supplemental Cash Flow Information
Cash paid for interest	$23,238	$5,856
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable and accrued interest to equity	$365,110	$1,427,707
Initial recognition of derivative liability as debt discount	$1,279,181	$732,416
Assets acquired on acquisition	$125,000	$–

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

We are the premier development league for mixed martial arts (“MMA”). We operate in two major branded segments: The B2 Fighting Series and The ONE More Gym Official B2 Training Facilities Network. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

Our Live Events segment (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this segment. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 18 U.S. states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate.

Our Chairman and CEO is now Greg P. Bell. Mr. Bell has over 30 years of global experience developing more than 20 companies in the sports, television, entertainment, digital distribution, and banking transaction industries. Capitalizing on the combination of his expertise, relationships, and experience as well as his involvement with more than 40,000 live events over his career for major sports leagues and entertainment venues, we are in the process of developing and acquiring companies to become a premier vertically integrated live event sports company.

Our Fitness Facility segment operates primarily through the ONE More Gym Official B2 Training Facilities Network. We currently operate two ONE More Gym locations.

Basis of Presentation and Consolidation

The Company has ten wholly owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, ONE More Gym LLC, One More Gym Merrillville LLC, One More Gym Valparaiso LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC. Subsequent to March 31, 2022, the Company disposed of ONE More Gym LLC, One More Gym Merrillville LLC and One More Gym Valparaiso LLC. This is further detailed in subsequent events footnote 14 of the financial statements.

The consolidated financial statements, which include the accounts of the Company and its ten wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its ten wholly owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in U.S. dollars. The fiscal year end is March 31.

The Company changed the presentation of prior year cost of sales to operating expenses. It’s the opinion of management that with both B2’s business segment's expenses are operating in nature. The nature of the gym segment’s expenses for payroll, leasing and utilities do not directly derive income in the form of memberships and services generated by the gym on a daily basis. Secondarily, the nature of the MMA LIVE Fights segment’s expenses also does not directly affect or derive income in the form of ticket, merchandise and concession sales generated by live MMA events. Therefore, we believe the traditional cost of goods sold expense items should be eliminated from both business segments statements and all expenses should be reported as operating expense to more accurately reflect the true nature of the business. Traditional line items such as raw materials, labor associated with the production of finished goods and depreciation and amortization of machinery and intangibles associated with converting raw materials into finished goods do not exist in either of these business segments. As such for the year ended March 31, 2021, approximately $308,000 was reclassified as operating expense.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

NOTE 2 - ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

Basis of Accounting

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

Management uses estimates and assumptions in preparing the consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant assumptions and estimates relate to the valuation of derivative liabilities, the valuation of long-lived and intangible assets and the valuation of assets and liabilities acquired through business combinations. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at March 31, 2022 and 2021, respectively.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Assets Held for Sale

We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale. During the fourth quarter of fiscal 2022 management initiated the sale of the gyms located in Indiana: One More Gym Kokomo, One More Gym Valparaiso and One More Gym Merrillville. We completed the sale during the first quarter of fiscal 2023 with proceeds of $80,000, reflecting an impairment against the assets of $162,298. We have no additional assets held for sale.

Long-Lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. For assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company recorded impairment of $397,857 against the right of use assets for three leases.

Other income

During the twelve months ended March 31, 2022, and March 31, 2021, the Company received $0 and $16,500, respectively in grant income due to COVID-19 relief. The Company has recorded this grant income under other income in the Statement of Operations.

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

Live event revenue

The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Revenue associated with B2FS (Fight Club) consist primarily of ticket and beverage sales before and during the live events. Sponsorship revenue is also recognized when the live event takes place. Any revenue received for events that have yet to take place are recorded in deferred revenue.

Gym revenue

Revenues in connection with Company owned Fitness Clubs consist primarily of monthly membership dues and ancillary products. Monthly membership dues are recognized during the monthly membership period and any dues paid not correlating to the current period are recorded in deferred revenue. Ancillary products are recorded in the period the services or products are delivered.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through March 31, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowance is limited. In addition, revenue processed through the Company's payment processor are guaranteed further mitigating Credit Risk.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, restricted stock awards and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of March 31, 2022, the convertible notes are indexed to 3,606,309,640 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the years ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Basic and diluted
Net loss	$(11,276,819)	$(5,380,270)

Net loss per share
Basic	$(0.008)	$(0.008)
Diluted	$(0.008)	$(0.008)

Weighted average number of shares outstanding:
Basic & diluted	1,449,504,359	684,096,652

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options and stock awards, whether held by employees or others. As of March 31, 2022, there were no options outstanding.

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

During the years ended March 31, 2022 and 2021, the Company recorded $626,050 and $409,333 in stock-compensation expense, respectively.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the 12 months ended March 31, 2022, the Company had a net loss of $(11,276,819), had net cash used in operating activities of $6,518,124, had negative working capital of $(11,387,636), accumulated deficit of $(20,474,067) and stockholders’ deficit of $(10,204,271). These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the years ended March 31, 2022 and 2021 are as follows:

	For the year ended
	March 31,	March 31,
	2022	2021
Live events	$1,053,242	$303,812
Gym revenue	1,449,060	647,490
Net sales	$2,502,302	$951,302

All revenue is derived in the United States.

Information about the Company’s deferred revenue for the years ended March 31, 2022 and 2021 are as follows:

	As of
	March 31,	March 31,
	2022	2021
Balance at beginning of year	$119,504	$13,992
Deferral of revenue	1,079,579	389,665
Recognition of unearned revenue	(1,094,379)	(284,153)
Balance at end of year	$104,704	$119,504

Deferral of revenue in the years ended March 31, 2022 and 2021 was $104,704 and $119,504, respectively. This deferred revenue represents deferred gym memberships fees and tickets pre-sold for live events, which pertain to performance obligations not realized as of March 31, 2022, and 2021.

Revenue recognized in the years ended March 31, 2022 and 2021, which was included in the unearned revenue liability balance at the beginning of the year, was $1,094,379 and $284,153, respectively. This revenue represents gym membership fees and live event sales for performance obligations met in the years ended March 31, 2022 and 2021.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Gym equipment	$229,821	$420,880
Cages	151,009	132,350
Event assets	122,795	92,117
Furniture and fixtures	19,366	16,766
Production truck gear	11,740	11,740
Production equipment	80,965	32,875
Venue lighting system	38,266	37,250
Leasehold improvements	126,851	43,712
Electronics hardware and software	181,720	124,624
Trucks trailers and vehicles	289,028	197,921
	1,251,561	1,110,235
Less: accumulated depreciation	(267,344)	(165,236)
	$984,217	$944,999

Depreciation expense related to these assets for the years ended March 31, 2022 and 2021 amounted to $293,275 and $114,386, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at March 31, 2022 and 2021:

	As of	As of
	March 31, 2022	March 31, 2021

Licenses	$142,248	$142,248
Software/website development	12,585	12,585
Customer relationships	60,322	170,031
	215,155	324,864
Less: accumulated amortization	(169,940)	(99,974)
	$45,215	$224,890

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the years ended March 31, 2022 and 2021 amounted to $168,729 and $71,677, respectively.

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2023	$24,303
Fiscal year ended March 31, 2024	20,912
Total	$45,215

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

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

On January 25, 2022, the Company entered into an agreement for the acquisition of 100% of the equity interest in Spartan Fitness, however, on August 2, 2022 both parties mutually agreed to terminate the acquisition/sale of Spartan Fitness. Consequently, the Company recorded stock compensation expense of $150,000 in connection with the issuance of 50,000 shares of B2Digital common stock. Also, the Company recorded $293,727 in management expense paid to Chris Conolley, the owner of Spartan Fitness.

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as March 31, 2022 and 2021:

	As of	As of
	March 31,	March 31,
	2022	2021
Notes payable - current maturity:
Note Payable PPP SBA Loan	–	15,600
SBA EIDL Loan	10,000	10,000
SBA Loan Payable B2Digital	97,200	97,200
GS Capital, LLC	153,000	–
SBA Loan (Hillcrest)	35,400	35,400
Notes payable – in default:
Emry Capital $14,000, 4% loan with principal and interest due April, 2021	14,000	14,000
Notes payable – long term:
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000
Brian Cox 401K	–	12,882
SBA Loan (One More Gym, LLC)	–	63,047

Total notes payable	339,600	278,129
Less: long-term	(30,000)	(105,929)
Total	$309,600	$172,200

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

During the year ended March 31, 2022, the Company repaid $12,882 on its loan payable to Brian Cox 401K.

During the year ended March 31, 2022, the Company repaid $11,868 on its SBA Loan (One More Gym, LLC). The Government paid another $6,634 in principle and $1,069 in interest as part of COVID relief. As a result, the Company recorded $7,703 in gain on forgiveness.

During the year ended March 31, 2022, the Company recorded a loss on impairment partially offset by the SBA loan (One More Gym, LLc) for the remaining balance of $44,546.

During year ended March 31, 2022, the government forgave $15,600 in principle on its PPP SBA Loan. As a result, the Company recorded $15,600 in gain on forgiveness of loan.

As of March 31, 2022, the Emry Capital note is in default. However, the note is not subject to any default provisions.

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

As of March 31, 2021, the Emry Capital note is in default. However, the note is not subject to any default provisions.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of March 31, 2022:

Note*	Issuance Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 7	3/10/2020	4/18/2022	8%	$47,800	$–	$47,800
Note 8	8/4/2020	4/18/2022	8%	156,000	–	156,000
Note 9	10/2/2020	4/18/2022	8%	205,000	–	205,000
Note 10	10/15/2020	4/18/2022	8%	172,000	–	172,000
Note 11	11/2/2020	4/18/2022	8%	69,000	–	69,000
Note 12	11/12/2020	4/18/2022	8%	69,000	–	69,000
Note 14	12/10/2020	4/18/2022	8%	80,000	–	80,000
Note 16	1/14/2021	4/18/2022	8%	107,000	–	107,000
Note 17	1/27/2021	4/18/2022	8%	60,000	–	60,000
Note 20	4/30/2021	4/30/2022	8%	104,000	339	103,661
Note 21	5/25/2021	5/25/2022	8%	104,000	1,039	102,961
Note 22	6/24/2021	6/24/2022	8%	185,652	16,440	169,212
Note 24	7/24/2021	7/24/2022	8%	265,000	26,315	238,685
Note 25	8/04/2021	8/4/2022	8%	129,800	13,599	116,201
Note 26	8/11/2021	8/11/2022	8%	151,500	15,380	136,120
Note 27	8/16/2021	8/16/2022	8%	88,400	12,288	76,112
Note 28	8/20/2021	8/20/2022	8%	151,500	17,520	133,980
Note 29	8/30/2021	8/30/2022	8%	140,650	16,652	123,998

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Note 30	9/02/2021	9/02/2022	8%	216,385	28,641	187,744
Note 31	9/17/2021	9/17/2022	8%	270,480	31,151	239,329
Note 32	9/30/2021	9/30/2022	8%	270,480	34,045	236,435
Note 34	10/26/2021	10/26/2022	8%	270,480	38,932	231,548
Note 35	10/30/2021	10/30/2022	8%	46,800	34,584	12,216
Note 36	11/03/2021	11/03/2022	8%	270,480	27,491	242,989
Note 37	11/16/2021	11/16/2022	8%	324,576	95,326	229,250
Note 38	11/30/2021	11/30/2022	8%	270,480	60,147	210,333
Note 39	12/10/2021	12/10/2022	8%	601,000	135,594	465,406
Note 40	12/15/2021	12/15/2022	8%	270,480	66,910	203,570
Note 41	12/23/2021	12/23/2022	8%	54,100	13,832	40,268
Note 42	1/4/2022	1/4/2023	8%	270,480	32,311	238,169
Note 43	1/12/2022	1/12/2023	8%	300,000	255,936	44,064
Note 44	1/19/2022	1/19/2023	8%	270,480	46,654	223,826
Note 45	2/02/2022	2/02/2023	8%	270,480	37,049	233,431
Note 46	2/03/2022	2/03/2023	8%	425,000	362,619	62,381
Note 47	2/15/2022	2/15/2023	8%	270,480	28,517	241,963
Note 48	2/24/2022	2/24/2023	8%	211,640	180,545	31,095
Note 49	3/01/2022	3/01/2023	8%	120,000	105,462	14,538
Note 50	3/01/2022	3/01/2023	8%	270,480	37,434	233,046
Note 51	3/16/2022	3/16/2023	8%	270,480	35,721	234,759
Note 52	3/22/2022	3/22/2023	8%	120,000	108,000	12,000
Total				$7,951,563	$1,916,473	$6,035,090

* Notes 1, 2, 3, 4, 5 and 6 in the amounts of $82,000, $208,000, $27,000, $62,000, $202,400 and $78,000, respectively, were fully converted as of March 31, 2022.

* On October 18, 2021, the maturity dates of each of Notes 7, 8, 9, 10, 11, 12, 14, 16, and 17 were extended to April 18, 2022 and the lender waived all penalty interest for non-payment.

* On July 7, 2022, the maturity date of each of Notes 8, 9, 10, 11, 12, 14, 16, 17, 20, 21, 22, 24, 25, 26, 27, 28, 29, 30, 31, 32, 34, 36, 37, 38, & 40 were extended to December 31, 2022, and the lender waived all penalty interest for non-payment.

*Note 23 in the amount of $180,400 was paid in cash on November 23, 2021. The Company recognized a gain on extinguishment of debt in the amount of $32,544, related to the write off of the derivative liability.

*Note 33 in the amount of $86,900 was paid in cash on February 7, 2022. The Company recognized a gain on extinguishment of debt in the amount of $74,059

Between April 1, 2021, and March 31, 2022, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $7,253,063. The Company received an aggregate net proceeds of $6,419,958 after $689,498 in original note discount and $40,250 in legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

The outstanding principal amount of the Notes is convertible into the Company’s common stock at the lender’s option at $0.01 per share for the first six months of the term of the Notes. The notes have varying conversion rates. After the six-month anniversary, the conversion price is equal to 63%-70% of the average of the three lowest trading prices of the Company’s common stock. Five of 40 notes outstanding have a fixed conversion rate of $0.002.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

The following is a summary of convertible notes payable as of March 31, 2021:

Note*	Inception Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 5	1/27/2020	1/27/2021	8%	$202,400	$-	$202,400
Note 6	2/19/2020	2/19/2021	8%	85,800	-	85,800
Note 7	3/10/2020	3/10/2021	8%	85,800	-	85,800
Note 8	8/4/2020	8/4/2021	8%	156,000	22,400	133,600
Note 9	10/2/2020	10/2/2021	8%	205,000	68,000	137,000
Note 10	10/15/2020	10/15/2021	8%	172,000	45,911	126,089
Note 11	11/2/2020	11/2/2021	8%	69,000	21,287	47,713
Note 12	11/12/2020	11/12/2021	8%	69,000	13,892	55,108
Note 14	12/10/2020	12/10/2021	8%	80,000	24,738	55,262
Note 15	12/29/2020	12/29/2021	8%	55,650	43,660	11,990
Note 16	1/14/2021	1/14/2022	8%	107,000	31,364	75,636
Note 17	1/27/2021	1/27/2021	8%	60,000	21,437	38,563
Note 18	2/3/2021	2/3/2022	8%	45,250	38,608	6,642
Note 19	2/12/2021	2/12/2022	8%	69,000	55,870	13,130
				$1,461,900	$387,167	$1,074,733

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

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the year ended March 31, 2022, is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 5	17,913	–	–	–
Note 6	9,821	–	–	–
Note 7	15,529	21,504	–	–
Note 8	28,987	30,867	22,400	–
Note 9	26,510	34,597	68,000	–
Note 10	21,630	27,925	45,911	–
Note 11	8,337	10,590	21,287	–
Note 12	8,148	10,250	13,892	–
Note 14	8,833	10,779	24,738	–
Note 15	12	–	43,660	–
Note 16	11,113	12,570	31,364	–
Note 17	6,190	6,664	21,437	–
Note 18	1,180	–	38,608	–
Note 19	2,027	–	55,870	–

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Note 20	7,636	7,636	3,661	339
Note 21	7,066	7,066	5,041	1,039
Note 22	11,393	11,393	41,089	16,440
Note 23	8,019	–	8,928	–
Note 24	14,346	14,347	45,050	26,315
Note 25	6,799	6,799	23,111	13,599
Note 26	7,704	7,704	26,234	15,380
Note 27	4,398	4,398	19,316	12,288
Note 28	7,405	7,405	29,196	17,520
Note 29	6,566	6,566	20,054	16,652
Note 30	9,960	9,960	33,843	28,641
Note 31	12,449	12,450	37,679	31,151
Note 32	10,790	10,790	29,760	34,045
Note 33	3,314	–	78,210	–
Note 34	9,663	9,664	24,329	38,932
Note 35	1,600	1,600	7,535	34,584
Note 36	8,774	8,774	17,908	27,491
Note 37	9,604	9,604	36,584	95,326
Note 38	7,173	7,173	24,855	60,147
Note 39	15,939	15,939	58,366	135,594
Note 40	6,284	6,284	26,965	66,910
Note 41	1,162	1,162	3,775	13,832
Note 42	5,098	5,098	5,983	32,311
Note 43	5,195	5,195	44,034	255,936
Note 44	4,209	4,209	8,317	46,654
Note 45	3,379	3,379	6,777	37,049
Note 46	5,216	5,216	62,381	362,619
Note 47	2,608	2,608	5,332	28,517
Note 48	1,624	1,624	31,065	180,545
Note 49	789	789	3,663	105,462
Note 50	1,779	1,779	3,135	37,434
Note 51	889	889	3,004	35,721
Note 52	237	237	12,000	108,000
Total	$375,298	$363,483	$1,174,347	$1,916,473

Debt conversions

The following table illustrates the debt converted and the associated gain or loss:

Note	Conversion Date	Shares issued in conversion	Fair value of shares	Face Value	Accrued Interest	Total Debt	Derivative liability	Net (gain) / loss
Note 5	October 5, 2021	44,293,306	199,320	100,000	13,479	$113,479	87,568	(1,727)
Note 5	October 19, 2021	37,306,982	182,058	102,400	15,318	117,718	102,328	(37,988)
Note 6	December 28, 2021	33,658,688	90,878	40,000	5,944	45,944	45,268	(334)
Note 7	February 2, 2022	27,717,906	80,382	38,000	5,947	43,947	36,550	(115)
Note 6	March 3, 2022	29,114,880	101,902	38,000	6,022	44,022	56,924	956
		172,091,762	$654,540	$318,400	$46,710	$365,110	$328,638	$(39,208)

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

During the year ended March 31, 2022, the Company repaid Notes 15, 18, 19, 23 & 33 in cash. The principal balance was $437,200 and the accrued interest was $18,059. The prepayment fee was $85,474. The Company repaid $540,733. As of the repayment dates, the derivative liability related to Notes was $243,300. As a result, the Company recorded a gain of extinguishment in the amount of $243,300.

Between the gain on extinguishment of $39,208 related the conversions above and the gain on extinguishment related to the repayment, the net gain was $282,508.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2022:

	March 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	3,418,910,016	$(3,831,191)
Total	3,418,910,016	$(3,831,191)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2021:

	March 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	347,942,680	$(1,137,623)
Total	347,942,680	$(1,137,623)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021

Compound embedded derivatives	$(1,181,178)	$(1,332,661)
Day one derivative loss	(45,485)	(151,978)
Total	$(1,226,663)	$(1,484,639)

The Company’s Convertible Promissory Notes issued between October 4, 2019 and March 22, 2022 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together, and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

March 31, 2022
Quoted market price on valuation date	$0.0025
Contractual conversion rate	$0.001512 - $0.01
Contractual term to maturity	0.23 Years – 0.98 Years
Market volatility:
Equivalent Volatility	123.46% - 374.31%
Interest rate	8.0%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended March 31, 2022 and 2021.

	March 31,	March 31,
	2022	2021

Beginning balance	$1,137,623	$58,790
Issuances:
Compound embedded derivatives	2,038,843	732,416
Conversions	(328,638)	(859,352)
Derivative extinguished / debt repaid in cash	(243,300)	(126,892)
Loss (gain) on changes in fair value inputs and assumptions reflected in income	1,181,178	1,332,661
Day one derivative expense	45,485	–
Total	$3,831,191	$1,137,623

NOTE 11 - EQUITY

Preferred Stock

There are 50,000,000 shares authorized as preferred stock, of which 40,000,000 are designated as Series B and 2,000,000 are designated as Series A. 8,000,000 shares have yet to be designated. All 2,000,000 shares of Series A preferred are issued and outstanding. Each share of Series A preferred is convertible into 240 shares of common stock. The Series A Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series A Preferred Stock is entitled to 240 votes for each share of Series A Preferred Stock held by such shareholder. All 40,000,000 of Series B are issued and outstanding. Each share of Series B is convertible into 8 shares of common stock. The Series B Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series B Preferred Stock is entitled to 120 votes for each share of Series B Preferred Stock held by such shareholder.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Between February 9, 2021, and March 23, 2021, the Company sold 297,500,000 shares of common stock for $1,190,000 or $0.004 per share.

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

Common Stock Issuances for the year ended March 31, 2022

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

March 31, 2022 and 2021

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

On December 14, 2021, the Company issued 35,000,000 shares of common stock pursuant to Note 39 dated December 10, 2021. The expense associated with this issuance is being amortized over twelve months.

On December 22, 2021, the Company issued 2,900,000 shares of common stock to GS Capital in connection with a Promissory Note dated April 26, 2021. As of December 31, 2021, the expense associated with these shares was fully expensed.

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

On February 1, 2022, the Company issued 20,000,000 shares of common stock as a stock award to employees and non-employees pursuant to a Board of Directors Consent dated January 25, 2022. This award was valued at $0.0029 per share.

On February 7, 2022, the Company issued 24,800,000 shares of common stock as commitment shares pursuant to Mast Hill pursuant to Convertible Note dated February 3, 2022

On March 3, 2022, GS Capital Partners converted $38,000 in principal and $6,022 in accrued interest into 29,114,800 shares of common stock at a conversion price of $0.001512 per share, pursuant to Note 7 dated March 20, 2020.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

On March 2, 2022, the Company issued 7,000,000 shares of common stock as commitment shares pursuant to Mast Hill pursuant to Convertible Note 49 dated March 1, 2022

On March 25, 2022, the Company issued 91,000,000 shares of common stock as a stock award to employees and non-employees. This award was valued at $0.0024 per share.

NOTE 12 –LEASES

Kokomo lease

On October 1, 2021, the Company, under its subsidiary ONE More Gym LLC, entered into a facilities lease (“Kokomo Lease”) for 25,000 square feet in Kokomo, Indiana. The initial lease term is for five years, and the lease commencement date is October 1, 2021. The monthly lease payments are $7,291.66 in year 1, $7,656.25 in year 2, $8,039.06 in year 3, and $8,441.02 in years 4 and 5. Subsequent to March 31, 2022, this lease was transferred with the sale of One More Gym, LLC.

Valparaiso Lease

The Company leases 11,676 square feet of office space located at 1805 E. Lincolnway, Valparaiso, Indiana 46383. The Company assumed the lease (“Valparaiso Lease”) when it acquired CFit Indiana Inc. on October 6, 2021. The monthly lease payments are $7,624.50 and the lease expires on December 31, 2023. Subsequent to March 31, 2022, this lease was transferred with the sale of One More Gym Valparaiso, LLC.

Merrill Lease

In connection with the acquisition of CFit Indiana Inc. on October 6, 2021, the Company acquired a facilities lease for 15,000 square feet at 6055N. Broadway Ave., Merrillville, Indiana. The monthly lease payments are $11,189.50 and the lease expires on February 28, 2026. Subsequent to March 31, 2022, this lease was transferred with the sale of One More Gym Merrillville, LLC.

Tuscaloosa Lease

In connection with the acquisition of Hillcrest Fitness LLC on December 1, 2021, the Company acquired a facilities lease at 6551 Highway 69 South, Tuscaloosa, AL 35405. The monthly lease payments are $6,000 and the lease expires on March 6, 2024.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in operating expenses on the statements of operations.

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

On November 23, 2021, the Company terminated its lease for (‘Valparaiso Additional Space”). The results of this lease termination were to reduce the Operating Lease Right of Use Asset by $369,663 and decrease the Lease Liability by $375,883.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Tuscaloosa Additional Space Lease

On November 1, 2021, the Company entered into a facilities lease (“Tuscaloosa Additional Space”) in Tuscaloosa, Alabama. The initial lease term is for five years, and the lease commencement date is December 1, 2021. The monthly lease payments are fixed at $1,625 plus Common Area Maintenance of $125 per month for all five years.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other operating expenses on the statements of operations.

Right-of-use asset is summarized below:

	March 31, 2022
	Tuscaloosa Additional Lease	Total
Office lease	$77,119	$77,119
Less: accumulated amortization	(4,034)	(4,034)
Right-of-use asset, net	$73,085	$73,085

Operating lease liability is summarized below:

	March 31, 2022
	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Office lease	$155,288	$242,569	$73,085	$470,942
Less: current portion	(59,761)	(50,622)	(12,936)	(123,319)
Long term portion	$95,527	$191,947	$60,149	$347,623

Maturity of the lease liability is as follows:

	March 31, 2022
	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Fiscal year ending March 31, 2023	72,000	72,000	19,500	163,500
Fiscal year ending March 31, 2024	72,000	72,000	19,500	163,500
Fiscal year ending March 31, 2025	30,000	72,000	19,500	121,500
Fiscal year ending March 31, 2026	–	72,000	19,500	91,500
Fiscal year ending March 31, 2027	–	6,000	13,000	19,000
Present value discount	(18,712)	(51,431)	(17,915)	(88,058)
Lease liability	$155,288	$242,569	$73,085	$470,942

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Notes

On April 1, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of April 1, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

Note 27 in the amount of $108,371 was paid in cash on April 4, 2022. The Company recognized a gain on extinguishment of debt in the amount of $77,914.

On April 4, 2022, the Company entered into an Agreement with Sixth Street Lending pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $92,040. The Note has a maturity date of April 4, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On April 15, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of April 15, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

On April 29, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $270,480. The Note has a maturity date of April 29, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On May 4, 2022, the Company entered into an Agreement with 1800 Diagonal Lending pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $66,100. The Note has a maturity date of May 4, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On May 31, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $135,240. The Note has a maturity date of May 31, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On May 31,2022, the Company entered into an Agreement with Mast Hill pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $160,000. The Note has a maturity date of May 31, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

Notes Payable

On June 8, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $77,000. The Note has a maturity date of June 8, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $8,316 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On June 17, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $88,000. The Note has a maturity date of June 17, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $9,504 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On July 7, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $483,000. The Note has a maturity date of July 7, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (8%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to GS Capital as set forth in the note.

On August 26, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $66,000. The Note has a maturity date of August 26, 2023, and the Company has agreed principal payments that shall be made in ten (10) installments each in the amount of $7,128 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

Common Stock

On April 14, 2022, the Company issued 35,873,156 shares of stock to GS Capital in exchange for the conversion of $40,000 of principal and $6,707 of accrued interest related to convertible notes payable.

On April 28, 2022, the Company issued 20,000,000 shares of stock to Sixth Street Lending, LLC in exchange for the conversion of $20,000 of principal related to convertible notes payable.

On May 5, 2022, the Company issued 37,631,579 shares of stock to Sixth Street Lending, LLC in exchange for the conversion of $26,800 of principal and $1,800 of accrued interest related to convertible notes payable.

On May 10, 2022, the Company issued 42,813,737 shares of stock to GS Capital in exchange for the conversion of $26,000 of principal and $3,670 of accrued interest related to convertible notes payable.

On May 10, 2022, the Board of Directors, by way of unanimous written consent, and the stockholders, by way of non-unanimous majority written consent action (in lieu of a special meeting of stockholders), approved an amendment to the Company’s Certificate of Incorporation to increase of the authorized shares of Common Stock (the “Increase of Authorized Stock”) from 5,000,000,000 to 20,000,000,000, par value $0.00001 per share (the “Amendment”). The Company filed the Amendment with the Delaware Secretary of State and requested an effective date of June 16, 2022 for the Increase of Authorized Stock.

On May 26, 2022, the Company issued 47,230,793 shares of stock to GS Capital in exchange for the conversion of $13,000 of principal and $1,678 of accrued interest related to convertible notes payable.

On June 7, 2022, the Company issued 64,261,540 shares of stock to GS Capital in exchange for the conversion of $20,000 of principal and $2,941 of accrued interest related to convertible notes payable.

On August, 2022, the Company issued 73,803,875 shares of stock to GS Capital in exchange for the conversion of $20,000 of principal and$3,248 of accrued interest related to convertible notes payable.

Assets

On June 7, 2022, the Company disposed of One More Gym, LLC in a sale of the assets. The Company received cash of $30,000, a promissory note of $10,000 in exchange for the net assets totaling $134,546. This generated a loss on sale of assets of $94,546.

On June 27, 2022, the Company disposed of One More Gym Merrillville, LLC in a sale of the assets. The Company received cash of $15,000 in exchange for the net assets totaling $36,299. This generated a loss on sale of assets of $21,299.

On June 27 , 2022, the Company disposed of One More Gym Valparaiso, LLC in a sale of the assets. The Company received cash of 25,000 in exchange for the net assets totaling $71,452. This generated a loss on sale of assets of $46,452.

