Form 10-Q
period 2022-06-30
B2Digital, Inc.
filed 2022-10-14
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_______________________

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on October 12, 2022, was 2,171,546,992.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated

B2Digital, Incorporated

Consolidated Balance Sheets

	As of June 30, 2022 (unaudited)	As of March 31, 2022
Assets
Current assets
Cash and cash equivalents	$16,946	$39,623
Notes receivable	–	6,096
Prepaid expenses	7,035	49,363
Total current assets	23,981	95,082

Operating lease right-of-use asset	69,971	73,085
Property and equipment, net of accumulated depreciation	936,563	984,217
Intangible assets, net of accumulated amortization	39,139	45,215
Deposits	11,126	11,126
Net assets held for sale	40,000	80,000
Notes receivable – long term	35,400	35,400
Total Assets	$1,156,180	$1,324,125

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$1,294,705	$744,069
Deferred revenue	48,786	104,704
Note payable- current maturity	665,600	295,600
Note payable- in default	44,000	14,000
Convertible notes payable, net of discount	7,216,579	6,035,090
Derivative liabilities	6,911,764	3,831,191
Due to shareholder	–	2,800
Lease liability, current	126,428	123,319
Total current liabilities	16,307,862	11,150,773

Lease liability - long-term	314,826	347,623
Note payable - long-term	–	30,000
Total Liabilities	16,622,688	11,528,396

Commitments and contingencies (Note 13)	–	–

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 480,000,000 shares of common stock issued and outstanding at June 30, 2022 and March 31, 2022, respectively.	20	20
Series B: 40,000,000 shares convertible into 320,000,000 shares of common stock and 40,000,000 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively;	400	400
Common stock, $0.00001 par value; 20,000,000,000 shares authorized; 2,097,743,117 and 1,849,932,312 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	20,323	17,846
Additional paid in capital	10,556,458	10,251,530
Accumulated deficit	(26,043,709)	(20,474,067)
Total Stockholders' Deficit	(15,466,508)	(10,204,271)
Total Liabilities and Stockholders' Deficit	$1,156,180	$1,324,125

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Income Statement

For the Three months Ended June 30, 2022 and 2021 (Unaudited)

	For the Three months ended
	June 30, 2022	June 30, 2021
Revenue:
Live event revenue	$337,822	$235,591
Gym revenue	362,519	333,174
Total revenue	700,341	568,765

Operating expenses
Sales and marketing	64,577	62,278
Utilities	40,710	31,191
Leasing expense	129,466	147,436
Payroll expenses	648,429	415,628
General and administrative	1,552,480	1,100,849
Depreciation and amortization expense	71,759	88,049
Total operating expenses	2,507,421	1,845,431

Loss from continuing operations	(1,807,080)	(1,276,666)

Other income (expense):
Gain on forgiveness of loan	–	23,303
Gain on extinguishment of debt	107,208	80,741
(Loss) gain on sale of assets	(6,427)	230
Financing expense	(39,196)	–
(Loss) gain on fair value of derivative liabilities	(2,809,276)	310,871
Initial derivative expense	(194,323)	–
Interest expense	(820,548)	(199,826)
Total other income	(3,762,562)	215,319

Net loss	$(5,569,642)	$(1,061,347)

Basic and diluted earnings per share on net loss	$(0.003)	$(0.001)

Weighted average shares outstanding	1,981,717,164	1,207,948,242

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three months Ended June 30, 2022 and 2021 (Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2022	2,000,000	$20	40,000,000	$400	1,849,932,312	$17,846	$10,251,530	$(20,474,067)	$(10,204,271)

Issuance of common stock upon conversion of notes	–	–	–	–	247,810,805	2,477	304,928	–	307,405

Net loss	–	–	–	–	–	–	–	(5,569,642)	(5,569,642)

Balance June 30, 2022	2,000,000	$20	40,000,000	$400	2,097,743,117	$20,323	$10,556,458	$(26,043,709)	$(15,466,508)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	$7,652,677	$(9,197,248)	$(1,533,336)

Sale of common stock	–	–	–	–	220,000,000	2,200	877,800	–	880,000

Issuance of common stock for services	–	–	–	–	5,500,000	55	23,595	–	23,650

Issuance of convertible notes	–	–	–	–	–	–	2,080	–	2,080

Net loss	–	–	–	–	–	–	–	(1,061,347)	(1,061,347)

Balance June 30, 2021	2,000,000	$20	40,000,000	$400	1,306,890,550	$13,070	$8,556,152	$(10,258,595)	$(1,688,953)

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three months ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(5,569,642)	$(1,061,347)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	–	23,650
Depreciation and amortization	71,759	88,049
Loss (gain) on sale of assets	6,427	(230)
Gain on forgiveness of loan	–	(23,303)
Gain on extinguishment of debt	(107,208)	(80,741)
Financing expense	–	8,246
Amortization of debt discount	578,080	155,736
Initial derivative expense	194,323	–
Loss (gain) on fair value of compound embedded derivative	2,809,276	(310,871)
Right-of-use asset/liability	(26,574)	24,376
Changes in operating assets & liabilities
Prepaid expenses	42,328	(18,231)
Accounts payable and accrued liabilities	598,247	183,736
Related party advances	(5,786)	–
Deferred revenue	(55,918)	(34,896)
Net cash used by operating activities	(1,464,688)	(1,045,826)

Cash Flows from Investing Activities
Business acquisitions	40,000	(125,000)
Capital expenditures	(24,456)	(174,184)
Net cash provided by investing activities	15,544	(299,184)

Cash Flows from Financing Activities
Proceeds from notes payable	367,608	153,000
Proceeds from convertible notes payable	1,167,230	370,181
Repayments of convertible notes payable	(108,371)	(65,372)
Repayments of notes payable	–	(2,347)
Payment of note payable	–	(843)
Issuance of common stock	–	880,000
Net cash provided by financing activities	1,426,467	1,334,619

Decrease in Cash	(22,677)	(10,391)

Cash at beginning of period	39,623	122,176

Cash (and equivalents) at end of period	$16,946	$111,785

Supplemental Cash Flow Information
Cash paid for interest	$34,789	$2,319
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$162,795	$–
Initial recognition of derivative liability as debt discount	$725,305	$2,038,843
Net assets disposed of	$40,000	$–

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

We are the premier development league for mixed martial arts (“MMA”). We operate in two major branded businesses: The B2 Fighting Series and The ONE More Gym Official B2 Training Facilities Network. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

Our Live Events business (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this business. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 18 U.S. states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate.

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

Our Fitness Facility business operates primarily through the ONE More Gym Official B2 Training Facilities Network. We currently operate two ONE More Gym locations.

Basis of Presentation and Consolidation

The Company has seven wholly owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its seven wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its ten wholly owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in U.S. dollars. The fiscal year end is March 31.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

The Company changed the presentation of prior year cost of sales to operating expenses. It’s the opinion of management that with all of B2’s business expenses are operating in nature. The nature of the gym’s expenses for payroll, leasing and utilities do not directly derive income in the form of memberships and services generated by the gym on a daily basis. Secondarily, the nature of the MMA LIVE Fights’ expenses also does not directly affect or derive income in the form of ticket, merchandise and concession sales generated by live MMA events. Therefore, we believe the traditional cost of goods sold expense items should be eliminated from both business income statements and all expenses should be reported as operating expense to more accurately reflect the true nature of the business. Traditional line items such as raw materials, labor associated with the production of finished goods and depreciation and amortization of machinery and intangibles associated with converting raw materials into finished goods do not exist in either of these businesses. As such for the three months ended June 30, 2021, approximately $203,502 of cost of sales was reclassified as operating expense.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at June 30, 2022 and 2021, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The three levels of valuation hierarchy are defined as follows:

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

Assets Held for Sale

We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheets as Net assets held for sale. During the fourth quarter of fiscal 2022 management initiated the sale of the gyms located in Indiana: One More Gym, LLC, One More Gym Valparaiso and One More Gym Merrillville. During the three months ended June 30, 2022 the Company completed the sale of ONE More Gym, LLC for cash proceeds of $40,000.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, restricted stock awards and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of June 30, 2022, the convertible notes are indexed to 19,585,533,532 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share for the three months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Basic and diluted
Net loss	$(5,569,642)	$(1,061,347)

Net loss per share
Basic	$(0.003)	$(0.001)
Diluted	$(0.003)	$(0.001)

Weighted average number of shares outstanding:
Basic & diluted	1,981,717,164	1,207,948,242

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options and stock awards, whether held by employees or others. As of June 30, 2022, there were no options outstanding.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

During the three months ended June 30, 2021, the Company recorded $23,650 in stock-compensation expense.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended June 30, 2022, the Company had a net loss of $(5,569,642), had net cash used in operating activities of $1,464,688, had negative working capital of $(16,283,881), accumulated deficit of $(26,043,709) and stockholders’ deficit of $(15,466,508). These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the three months ended June 30, 2022 and 2021 are as follows:

	For the three months ended
	June 30,	June 30,
	2022	2021
Live events	$337,822	$235,591
Gym revenue	362,519	333,174
Net sales	$700,341	$568,765

All revenue is derived in the United States.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

Information about the Company’s deferred revenue for the three months ended June 30, 2022 and 2021 are as follows:

	As of
	June 30,	June 30,
	2022	2021
Balance at beginning of year	$104,704	$119,504
Deferral of revenue	303,857	169,798
Recognition of unearned revenue	(359,775)	(204,694)
Balance at June 30	$48,786	$84,608

Deferred revenue for the periods ended June 30, 2022 and March 31, 2022 was $48,786 and $104,704, respectively. This deferred revenue represents deferred gym memberships fees and tickets pre-sold for live events, which pertain to performance obligations not realized as of June 30, 2022 and March 31, 2022.

Revenue recognized for the three months ended June 30, 2022 and 2021, which was included in the unearned revenue liability balance at the beginning of the year, was $359,775 and $204,694, respectively. This revenue represents gym membership fees and live event sales for performance obligations met in the three months ended June 30, 2022 and 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022

Gym equipment	$229,821	$229,821
Cages	151,009	151,009
Event assets	122,795	122,795
Furniture and fixtures	19,366	19,366
Production truck gear	11,740	11,740
Production equipment	80,965	80,965
Venue lighting system	38,266	38,266
Leasehold improvements	135,301	126,851
Electronics hardware and software	191,299	181,720
Trucks trailers and vehicles	289,028	289,028
	1,269,590	1,251,561
Less: accumulated depreciation	(333,027)	(267,344)
	$936,563	$984,217

Depreciation expense related to these assets for the three months ended June 30, 2022 and 2021 amounted to $65,683 and $61,859, respectively.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at June 30, 2022 and March 31, 2021:

	As of	As of
	June 30, 2022	March 31, 2022

Licenses	$142,248	$142,248
Software/website development	12,585	12,585
Customer relationships	60,322	60,322
	215,155	215,155
Less: accumulated amortization	(176,016)	(169,940)
	$39,139	$45,215

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the three months ended June 30, 2022 and 2021 amounted to $6,076 and $26,190, respectively.

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2023	$18,227
Fiscal year ended March 31, 2024	20,912
Total	$39,139

NOTE 7 – BUSINESS DISPOSITION

One More Gym, LLC

On June 2, 2022 the Company entered into an agreement to dispose of 100% of the equity interest in One More Gym, LLC. The value received for the disposition was $40,000 and during the quarter ended the Company removed the assets held for sale related to this entity. The Company recorded an impairment loss on the assets of One More Gym, LLC during the year ended March 31, 2022 in the amount of $86,099.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of June 30, 2022 and March 31, 2022:

	As of June 30, 2022	As of March 31, 2022
Notes Payable:
SBA EIDL Loan	$10,000	$10,000
SBA Loan Payable B2 Digital	97,200	97,200
GS Capital, LLC	303,000	153,000
SBA Loan (Hillcrest)	35,400	35,400
Advantage Platform	220,000	–

Notes Payable – in default
Emry Capital $14,000, 4% loan with principal and interest due April, 2021	14,000	14,000
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000

Total notes payable	709,600	339,600
Less: long-term	–	(30,000)
Total	$709,600	$309,600

During the three months ended June 30, 2022, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Advantage Platform. In exchange for $300,000 the Company agreed to release future revenue to Advantage in the amount of $14,400 for 30 weeks. The Company accounted for this agreement as a debt under guidance from ASC 470-10-25-2. This transaction does not purport a sale of the Company, the Company continues to be involved in the daily operations and generation of cash flow, the transaction is cancelable by either party and with a lump sum payment or other transfer of assets to Advantage by the Company, the agreement explicitly limits Advantage’s rate of return, Advantage has several other entities in its portfolio and has any recourse to the Company relating to the payments due under the agreement.

As of June 30, 2022, the Emry Capital note is in default. However, the note is not subject to any default provisions.

As of June 30, 2022, the WLES LP LLC note is in default. However, the note is not subject to any default provisions.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of June 30, 2022:

Note*	Issuance Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 8	8/04/2020	12/31/2022	8%	$97,000	$–	$97,000
Note 9	10/02/2020	12/31/2022	8%	205,000	–	205,000
Note 10	10/15/2020	12/31/2022	8%	172,000	–	172,000
Note 11	11/02/2020	12/31/2022	8%	69,000	–	69,000
Note 12	11/12/2020	12/31/2022	8%	69,000	–	69,000
Note 14	12/10/2020	12/31/2022	8%	80,000	–	80,000
Note 16	1/14/2021	12/31/2022	8%	107,000	–	107,000
Note 17	1/27/2021	12/31/2022	8%	60,000	–	60,000
Note 20	4/30/2021	12/31/2022	8%	104,000	–	104,000
Note 21	5/25/2021	12/31/2022	8%	104,000	–	104,000
Note 22	6/24/2021	12/31/2022	8%	185,652	–	185,652
Note 24	7/24/2021	12/31/2022	8%	265,000	6,839	258,161
Note 25	8/04/2021	12/31/2022	8%	129,800	3,542	126,258
Note 26	8/11/2021	12/31/2022	8%	151,500	4,001	147,499
Note 28	8/20/2021	12/31/2022	8%	151,500	4,584	146,916
Note 29	8/30/2021	12/31/2022	8%	140,650	6,914	133,736
Note 30	9/02/2021	12/31/2022	8%	216,385	11,947	204,438
Note 31	9/17/2021	12/31/2022	8%	270,480	12,919	257,561
Note 32	9/30/2021	12/31/2022	8%	270,480	17,595	252,885
Note 34	10/26/2021	12/31/2022	8%	270,480	22,985	247,495
Note 36	11/03/2021	12/31/2022	8%	270,480	16,069	254,411
Note 37	11/16/2021	12/31/2022	8%	324,576	63,398	261,178
Note 38	11/30/2021	12/31/2022	8%	270,480	39,344	231,136
Note 39	12/10/2021	12/31/2022	8%	601,000	88,760	512,240
Note 40	12/15/2021	12/31/2022	8%	270,480	44,017	226,463
Note 41	12/23/2021	12/23/2022	8%	54,100	9,667	44,433
Note 42	1/04/2022	1/04/2023	8%	270,480	23,045	247,435
Note 43	1/12/2022	1/12/2023	8%	300,000	221,695	78,305
Note 44	1/19/2022	1/19/2023	8%	270,480	33,573	236,907
Note 45	2/02/2022	2/02/2023	8%	270,480	26,502	243,978
Note 46	2/03/2022	2/03/2023	8%	425,000	314,068	110,932
Note 47	2/15/2022	2/15/2023	8%	270,480	20,293	250,187
Note 48	2/24/2022	2/24/2023	8%	211,640	156,399	55,241
Note 49	3/01/2022	3/01/2023	8%	120,000	94,147	25,853
Note 50	3/01/2022	3/01/2023	8%	270,480	27,771	242,709
Note 51	3/16/2022	3/16/2023	8%	270,480	26,476	244,004
Note 52	3/22/2022	3/22/2023	8%	120,000	98,661	21,339
Note 53	4/01/2022	4/01/2023	8%	135,240	12,936	122,304
Note 54	4/01/2022	4/01/2023	8%	270,480	25,402	245,078
Note 55	4/04/2022	4/04/2023	8%	92,040	78,530	13,510
Note 56	4/15/2022	4/15/2023	8%	270,480	27,618	242,862
Note 57	4/29/2022	4/29/2023	8%	270,480	21,093	249,387
Note 58	5/05/2022	5/05/2023	8%	66,100	56,398	9,702
Note 59	5/31/2022	5/31/2023	8%	160,000	140,616	19,384
Total				$8,974,383	$1,757,804	$7,216,579

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

* Notes 1, 2, 3, 4, 5, 6 and 7 in the amounts of $82,000, $208,000, $27,000, $62,000, $202,400, $78,000 and $85,800 respectively, were fully converted as of June 30, 2022.

* On July 7, 2022, the maturity date of each of Notes 8, 9, 10, 11, 12, 14, 16, 17, 20, 21, 22, 24, 25, 26, 27, 28, 29, 30, 31, 32, 34, 36, 37, 38, & 40 were extended to December 31, 2022, and the lender waived all penalty interest for non-payment.

*Note 27 in the amount of $88,400 was paid in cash on April 4, 2022. The Company recognized a gain on extinguishment of debt in the amount of $71,799, related to the write off of the derivative liability.

Between April 1, 2022, and June 30, 2022, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $1,264,820. The Company received an aggregate net proceeds of $1,167,230 after $90,590 in original note discount and $7,000 legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the three months ended June 30, 2022, is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized
Note 7	$–	$11,420	$–	$–
Note 8	10,991	36,746	–	–
Note 9	9,200	43,797	–	–
Note 10	7,719	35,644	–	–
Note 11	3,096	13,687	–	–
Note 12	3,096	13,346	–	–
Note 14	3,590	14,369	–	–
Note 15	–	–	–	–
Note 16	3,746	16,317	–	–
Note 17	2,693	9,357	–	–
Note 18	–	–	–	–
Note 19	–	–	–	–
Note 20	2,074	9,710	339	–
Note 21	2,074	9,141	1,039	–
Note 22	3,703	15,096	16,440	–
Note 24	5,285	19,632	19,476	6,839
Note 25	2,589	9,388	10,057	3,542
Note 26	3,022	10,725	11,379	4,001
Note 27	78	–	12,288	–
Note 28	3,022	10,427	12,936	4,584
Note 29	2,805	9,372	9,739	6,914
Note 30	4,316	14,275	16,695	11,947
Note 31	5,395	17,844	18,231	12,919
Note 32	5,395	16,184	16,450	17,595
Note 34	5,395	15,058	15,947	22,985
Note 35	200	–	34,584	–
Note 36	5,395	14,169	11,422	16,069
Note 37	6,474	16,078	31,928	63,398
Note 38	5,395	12,568	20,803	39,344
Note 39	11,987	27,926	46,833	88,760
Note 40	5,395	11,679	22,893	44,017
Note 41	1,079	2,241	4,165	9,667
Note 42	5,395	10,493	9,265	23,045
Note 43	5,984	11,178	34,271	221,695
Note 44	5,395	9,604	13,081	33,573
Note 45	5,395	8,774	10,548	26,502
Note 46	8,477	13,693	48,550	314,068
Note 47	5,395	8,003	8,224	20,293
Note 48	4,221	5,845	24,177	156,399
Note 49	2,393	3,182	11,315	94,147
Note 50	5,395	7,173	9,663	27,771
Note 51	5,395	6,284	9,246	26,476
Note 52	2,393	2,630	9,339	98,661
Note 53	2,668	2,668	4,031	12,936
Note 54	5,335	5,335	7,926	25,402
Note 55	1,755	1,755	4,306	78,530
Note 56	4,506	4,506	5,176	27,618
Note 57	3,676	3,676	4,028	21,093
Note 58	811	811	3,092	56,398
Note 59	1,052	1,052	3,384	140,616
Total	$200,850	$542,858	$553,266	$1,757,804

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

Debt conversions

The following table illustrates the debt converted and the associated gain or loss:

Note	Conversion Date	Shares issued in conversion	Fair value of shares	Face Value	Accrued Interest	Total Debt	Derivative liability	Net (gain) / loss
Note 7	April 14, 2022	35,873,156	$82,508	$40,000	$6,707	$46,707	$45,869	$(10,068)
Note 35	April 28, 2022	20,000,000	32,000	20,000	–	20,000	20,685	(8,685)
Note 35	May 5, 2022	37,631,579	48,921	26,800	1,800	28,600	33,022	(12,701)
Note 8	May 10, 2022	42,813,737	51,377	26,000	3,670	29,670	26,202	(4,495)
Note 8	May 25, 2022	47,230,793	28,338	13,000	1,877	14,877	10,638	2,823
Note 8	June 6, 2022	64,261,540	64,262	20,000	2,941	22,941	41,730	(409)
		247,810,805	$307,406	$145,800	$16,995	$162,795	$178,146	$(33,535)

During the three months ended June 30, 2022, the Company repaid Note 27 in cash. The principal balance was $88,400 and the accrued interest was $4,476. The prepayment fee was $15,495. The Company repaid $108,371. As of the repayment dates, the derivative liability related to Notes was $73,673. As a result, the Company recorded a gain of extinguishment in the amount of $73,673.

Between the gain on extinguishment of $33,535 related to the conversions above and the gain on extinguishment related to the repayment, the total gain was $107,208.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2022:

	June 30, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	19,585,533,532	(6,911,764)
Total	19,585,533,532	(6,911,764)

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2022:

	March 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	559,931,126	$(3,831,191)
Total	559,931,126	$(3,831,191)

The following table summarizes the effects on the Company’s (loss) gain associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021

Compound embedded derivatives	$(2,809,276)	$310,871
Day one derivative loss	(194,323)	–
Total	$(3,003,599)	$310,871

The Company’s Convertible Promissory Notes issued between October 4, 2019 and June 30, 2022 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

June 30, 2022 (Unaudited)

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

June 30, 2022
Quoted market price on valuation date	$0.0006
Contractual conversion rate	$0.0003 - $0.01
Contractual term to maturity	0.74 Years - 0.918 Years
Market volatility:
Equivalent Volatility	69.86% - 282.23%
Interest rate	8.0%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended June 30, 2022 March 31, 2022.

	June 30,	March 31,
	2022	2022

Beginning balance	$3,831,191	$1,137,623
Issuances:
Compound embedded derivatives	326,921	2,038,843
Conversions	(178,146)	(328,638)
Derivative extinguished / debt repaid in cash	(71,801)	(243,300)
Loss on changes in fair value inputs and assumptions reflected in income	2,809,276	1,181,178
Day one derivative expense	194,323	45,485
Total	$6,911,764	$3,831,191

NOTE 11 - EQUITY

Preferred Stock

There are 50,000,000 shares authorized as preferred stock, of which 40,000,000 are designated as Series B and 2,000,000 are designated as Series A. 8,000,000 shares have yet to be designated. All 2,000,000 shares of Series A preferred are issued and outstanding. Each share of Series A preferred is convertible into 480,000,000 shares of common stock. The Series A Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series A Preferred Stock is entitled to 240 votes for each share of Series A Preferred Stock held by such shareholder. All 40,000,000 of Series B are issued and outstanding. Series B is convertible into 320,000,000 shares of common stock. The Series B Preferred Stock votes with the Common Stock on all matters to be voted on by the common stock on an as-converted basis. On such matters, each holder of Series B Preferred Stock is entitled to 120 votes for each share of Series B Preferred Stock held by such shareholder.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

Common Stock Issuances for the three months ended June 30, 2022

On April 14, 2022, GS Capital converted $40,000 in principal and $6,707 in accrued interest in connection with Promissory Note dated March 10, 2020. Pursuant to the terms of the conversion, the Company issued 35,873,156 shares of common stock at $0.001302 per share.

On April 28, 2022, Sixth Street Lending converted $20,000 in principal in connection with Promissory Note dated October 26, 2021. Pursuant to the terms of the conversion, the Company issued 20,000,000 shares of common stock at $0.0010 per share.

On May 5, 2022, 1800 Diagonal Lending converted $26,800 in principal and $1,800 in accrued interest in connection with Promissory Note dated October 26, 2021. Pursuant to the terms of the conversion, the Company issued 37,631,579 shares of common stock at $0.00076 per share.

On May 10, 2022, GS Capital converted $26,000 in principal and $3,670 in accrued interest in connection with Promissory Note dated August 4, 2020. Pursuant to the terms of the conversion, the Company issued 42,813,737 shares of common stock at $0.000693 per share.

On May 25, 2022, GS Capital converted $13,000 in principal and $1,877 in accrued interest in connection with Promissory Note dated August 4, 2020. Pursuant to the terms of the conversion, the Company issued 47,230,793 shares of common stock at $0.000315 per share.

On June 6, 2022, GS Capital converted $20,000 in principal and $2,941 in accrued interest in connection with Promissory Note dated August 4, 2020. Pursuant to the terms of the conversion, the Company issued 64,261,540 shares of common stock at $0.000357 per share.

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

June 30, 2022 (Unaudited)

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

NOTE 12 – LEASES

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

Birmingham Lease

In connection with the acquisition of Club Fitness LLC on April 1, 2021, the Company acquired a facility lease at 2520 Moody Parkway, Mood, AL 35004. The monthly lease payments are $6,000 and the lease expires on April 30, 2026.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

Right-of-use asset is summarized below:

June 30, 2022
Tuscaloosa Additional Lease
Office lease	$77,119
Less: accumulated amortization	(7,148)
Right-of-use asset, net	$69,971

Operating lease liability is summarized below:

	June 30, 2022
	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Office lease	$140,901	$230,382	$69,971	$441,254
Less: current portion	(61,268)	(51,898)	(13,262)	(126,428)
Long term portion	$79,633	$178,484	$56,709	$314,826

Maturity of the lease liability is as follows:

	June 30, 2022
	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Fiscal year ending March 31, 2023	$54,000	$54,000	$14,625	$122,625
Fiscal year ending March 31, 2024	72,000	72,000	19,500	163,500
Fiscal year ending March 31, 2025	30,000	72,000	19,500	121,500
Fiscal year ending March 31, 2026	–	72,000	19,500	91,500
Fiscal year ending March 31, 2027	–	6,000	13,000	19,000
Present value discount	(15,099)	(45,618)	(16,154)	(76,871)
Lease liability	$140,901	$230,382	$69,971	$441,254

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

On March 1, 2022, with Greg P. Bell abstaining, the board of directors of the Company approved the Chairman of the Board and Chief Executive Officer & President Agreement dated effective March 1, 2022, with Mr. Bell, the Company’s Chairman of the Board, CEO, and President. The agreement supersedes the previous agreement of the same title dated effective November 23, 2020. The term of the agreement is until Mr. Bell is removed from his executive positions by 80% of the voting control of the Company unless Mr. Bell is legally incapacitated (until legal capacity is regained), as determined by a court of competent jurisdiction or upon Mr. Bell’s death. Mr. Bell can terminate the agreement upon three months’ prior written notice to the Company.

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

NOTE 14 - SUBSEQUENT EVENTS

Convertible Promissory Notes

On August 16, 2022, the Company issued 73,803,875 shares of stock to GS Capital in exchange for the conversion of $20,000 of principal and $3,248 of accrued interest related to convertible notes payable.

Notes payable

On July 7, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to Mast Hill Fund, LP a Promissory Note in the aggregate principal amount of $483,000.00. The Note has a maturity date of July 7, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $33,810.00 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

On August 11, 2022, the Company entered into an Agreement with Mast Hill Fund, LP pursuant to which the Company issued to Mast Hill Fund, LP a Promissory Note in the aggregate principal amount of $57,777.78. The Note has a maturity date of August 11, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $5,777.75 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On August 26, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $66,000. The Note has a maturity date of August 26, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $7,128 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On September 9, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $55,000. The Note has a maturity date of September 9, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $5,940 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On September 16, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $55,000. The Note has a maturity date of September 16, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $5,940 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On September 23, 2022, the Company entered into an Agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $135,000. The Note has a maturity date of September 23, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $14,580 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

Assets

On July 27, 2022, the Company disposed of One More Gym Merrillville, LLC in a sale of the assets. The Company received cash of $15,000 in exchange for the net assets totaling $36,299. This generated a loss on sale of assets of $21,299.

On July 27, 2022, the Company disposed of One More Gym Valparaiso, LLC in a sale of the assets. The Company received cash of 25,000 in exchange for the net assets totaling $71,452. This generated a loss on sale of assets of $46,452.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2022 filed on September 28, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

We have seven wholly-owned subsidiaries. Hardrock Promotions LLC which owns Hardrock MMA in Kentucky, United Combat League MMA LLC, Pinnacle Combat LLC, Strike Hard Productions, LLC, One More Gym Tuscaloosa LLC, One More Gym Birmingham, Inc. and B2 Productions LLC.

The consolidated financial statements, which include the accounts of the Company and its seven wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The nature of our outstanding debt being senior secured and the risk of foreclosure on our assets by the lender;

•	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to finance our businesses;

•	Our ability to service debt, when due and avoid defaults;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at June 30, 2022 and March 31, 2022, respectively.

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

Assets Held for Sale

We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale. During the fourth quarter of fiscal 2022 management initiated the sale of the gyms located in Indiana: One More Gym, LLC One More Gym Valparaiso and One More Gym Merrillville. The Company completed the sale of One More Gym, LLC during the first quarter of fiscal 2023 with proceeds of $40,000.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through June 30, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended June 30, 2022 and 2021.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2022 and March 31, 2022, the Company did not carry any finished goods inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of June 30, 2022, the convertible notes are indexed to 18,503,829,049 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the three months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Basic and diluted
Net loss	$(5,569,642)	$(1,061,347)

Net loss per share
Basic	$(0.003)	$(0.001)
Diluted	$(0.003)	$(0.001)

Weighted average number of shares outstanding:
Basic & diluted	1,981,717,164	1,207,948,242

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2022, there were no options outstanding.

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

During the three months ended June 30, 2022 and 2021, the Company recorded $0 and $23,650 in stock-compensation expense, respectively.

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

Organization and Nature of Business

We are the premier development league for MMA. We operate in two major branded businesses: The B2 Fighting Series and The Official B2 Training Facilities Network, which is comprised of our two ONE MORE Gym Facilities. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

The Live Events business (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this business. We own all media rights, merchandising rights, digital distribution networks of the B2 Fighting Series. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 20 U.S. states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate. We now operate at a pace of more than 40 events per year.

The B2 Training Facilities business operates primarily through our ONE More Gym Facilities brand. We currently operate two ONE More Gym locations.

For more information about B2Digital, visit our website at www.B2FS.com. We do not incorporate the information on or accessible through our website into this 10-Q. We have included our website address in this 10-Q solely as an inactive textual reference.

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue

We had total revenues of $700,341 for the three months ended June 30, 2022, versus revenues of $568,765 for the three months ended June 30, 2021. There was an increase in live event revenue of $102,231, or 43%, due to an increase in live events related to less restrictions resulting from the COVID-19 pandemic. There was an increase in gym revenue of $29,345 or 9%, due to the increase in the number of gym locations over the prior period.

Operating Expenses

Operating expenses are all expenses including merchant fees, payroll, utilities, professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships, and other expenses. We incurred operating expenses of $2,507,421 for the three months ended June 30, 2022, versus operating expenses of $1,845,431 for the three months ended June 30, 2021. The increase of $661,990 was primarily due to an increase in the number of live events, increased operations as a result of gym acquisitions, increased salaries, investor relations and professional fees due to the growth of the business.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $71,759 for the three months ended June 30, 2022, versus depreciation expense of $88,049 for the three months ended June 30, 2021. The decrease of $16,290 was due to a decrease in capitalized assets and intangible assets as a result of recording an impairment loss during the year ended March 31, 2022.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on sale of assets, gain on extinguishment of debt, financing expense, change in fair value of derivative liabilities, day-one derivative expense and interest expense. We incurred other expenses of $3,762,562 for the three months ended June 30, 2022, versus other income of $215,319 for the three months ended June 30, 2021. The increase in other expenses of $3,977,881 was primarily due to increases in the fair value of derivatives, day-one derivative expense and interest expense.

Net Losses

We incurred a net loss of $5,569,642 for the three months ended June 30, 2022, versus a net loss of $1,061,347 for the three months ended June 30, 2021.

Current Liquidity and Capital Resources for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	June 30,
	2022	2021
Summary of Cash Flows:
Net cash used by operating activities	$(1,464,688)	$(1,045,826)
Net cash provided by investing activities	15,544	(299,184)
Net cash provided by financing activities	1,426,467	1,334,619
Net increase in cash and cash equivalents	(22,677)	(10,391)
Beginning cash and cash equivalents	39,623	122,176
Ending cash and cash equivalents	$16,946	$111,785

Operating Activities

Cash used in operations of $1,464,688 during the three months ended June 30, 2022 was primarily a result of our $5,569,642 net loss reconciled with our net non-cash expenses relating to depreciation expense, prepaid expenses, accounts payable, accrued liabilities, gain on extinguishment of debt, amortization of debt discount, initial derivative expense, changes in fair value of derivative liabilities and deferred revenue. Cash used in operations of $1,045,826 during the three months ended June 30, 2021 was primarily a result of our $1,061,347 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, prepaid expenses, accounts payable, accrued liabilities, amortization of debt discount, changes in fair value of derivative liabilities and deferred revenue.

Investing Activities

Net cash received in investing activities for the three months ended June 30, 2022 of $15,544 resulted from the sale of gym locations partially offset by capital expenditures. Net cash used in investing activities for the three months ended June 30, 2021 of $299,184 resulted from business acquisitions and capital expenditures.

Financing Activities

Net cash provided by financing activities was $1,426,467 for three months ended June 30, 2022, which consisted primarily of proceeds from notes payable less repayments of notes payable and from the conversion of existing notes payable, Net cash provided by financing activities was $1,334,619 for three months ended June 30, 2021, which consisted primarily of proceeds from notes payable less repayments of notes payable, proceeds from the conversion of existing notes payable and the issuance of common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended June 30, 2022, the Company had a net loss of $5,569,642, had net cash used in operating activities of $1,464,688, had negative working capital of $16,283,881, accumulated deficit of $26,043,709 and stockholders’ deficit of $15,466,508. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2022. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Convertible Note Issuances

Between April 1, 2022, and June 30, 2022, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $1,264,820. The Company received an aggregate net proceeds of $1,167,230 after $90,590 in original note discount and $7,000 legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

These notes were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. We paid $11,700 in selling commissions to Moody Capital Solutions, Inc., a registered broker-dealer, in connection with the issuance of one of the notes.

Shares Issued Pursuant to Note Conversions

During the quarter ended June 30, 2022, a lender converted an aggregate of $162,795 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 247,810,805 shares of our Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

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

B2Digital, Incorporated

Date: October 14, 2022	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

