Form 10-Q
period 2022-09-30
B2Digital, Inc.
filed 2022-11-14
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on November 7, 2022, was 2,310,607,184.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated

B2Digital, Incorporated

Consolidated Balance Sheets

	As of September 30, 2022 (unaudited)	As of March 31, 2022
Assets
Current assets
Cash and cash equivalents	$126,330	$39,623
Notes receivable	–	6,096
Prepaid expenses	2,751	49,363
Total current assets	129,081	95,082

Operating lease right-of-use asset, net of accumulated amortization	66,778	73,085
Property and equipment, net of accumulated depreciation	870,771	984,217
Intangible assets, net of accumulated amortization	33,064	45,215
Deposits	11,126	11,126
Net assets held for sale	–	80,000
Notes receivable – long term	35,400	35,400
Total Assets	$1,146,220	$1,324,125

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$1,498,958	$744,069
Deferred revenue	33,399	104,704
Note payable- current maturity	1,402,440	295,600
Note payable- in default	44,000	14,000
Convertible notes payable, net of discount	8,120,081	6,035,090
Derivative liabilities	8,606,244	3,831,191
Due to shareholder	–	2,800
Lease liability, current	129,615	123,319
Total current liabilities	19,834,737	11,150,773

Lease liability – non-current	281,203	347,623
Note payable - long-term	–	30,000
Total Liabilities	20,115,940	11,528,396

Commitments and contingencies (Note 13)	–	–

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 480,000,000 shares of common stock issued and outstanding at September 30, 2022 and March 31, 2022, respectively.	20	20
Series B: 40,000,000 shares convertible into 320,000,000 shares of common stock and 40,000,000 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively;	400	400
Common stock, $0.00001 par value; 20,000,000,000 shares authorized; 2,171,546,990 and 1,849,932,312 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	21,062	17,846
Additional paid in capital	10,592,621	10,251,530
Accumulated deficit	(29,583,823)	(20,474,067)
Total Stockholders' Deficit	(18,969,720)	(10,204,271)
Total Liabilities and Stockholders' Deficit	$1,146,220	$1,324,125

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Income Statement (Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue:
Live event revenue	$160,469	$283,171	$498,291	$518,762
Gym revenue	75,007	376,839	437,526	710,013
Total revenue	235,476	660,010	935,817	1,228,775

Operating expenses
Sales and marketing	43,797	114,413	108,374	162,326
Utilities	15,238	53,202	55,948	84,393
Leasing expense	13,632	156,375	143,098	301,848
Payroll expense	222,967	485,820	871,396	897,173
General and administrative	580,580	1,337,345	2,133,060	2,458,797
Depreciation and amortization expense	71,868	98,470	143,627	186,519
Total general and administrative corporate expenses	948,082	2,245,625	3,455,503	4,091,056

Loss from continuing operations	(712,606)	(1,585,615)	(2,519,686)	(2,862,281)

Other income (expense):
Gain on forgiveness of loan	–	–	–	23,303
Gain (loss) on sale of assets	7,869	(1,757)	1,442	(1,527)
Grant income	–	–	–	–
Financing expense	–	(35,014)	(39,196)	(35,014)
Loss on forgiveness of notes receivable	–	(2,094)	–	(2,094)
Gain on extinguishment of debt	12,056	55,925	119,264	136,666
Change in fair value of derivatives	(1,483,300)	(665,813)	(4,292,576)	(354,942)
Initial derivative expense	(184,890)	–	(379,213)	–
Interest expense	(1,179,243)	(322,808)	(1,999,791)	(522,634)
Total other expense	(2,827,508)	(971,561)	(6,590,070)	(756,242)

Net loss	$(3,540,114)	$(2,557,176)	$(9,109,756)	$(3,618,523)

Basic and diluted earnings per share on net loss	$(0.002)	$(0.002)	$(0.004)	$(0.003)

Weighted average shares outstanding	2,144,271,646	1,369,390,550	2,063,438,543	1,289,383,719

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statement of Changes in Stockholders' Deficit

For the Three and Six months Ended September 30, 2022 and 2021 (Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2022	2,000,000	$20	40,000,000	$400	1,849,932,312	$17,846	$10,251,530	$(20,474,067)	$(10,204,271)

Issuance of shares from conversion of notes payable	–	–	–	–	247,810,805	2,477	304,928	–	307,405

Net loss	–	–	–	–	–	–	–	(5,569,642)	(5,569,642)

Balance June 30, 2022	2,000,000	$20	40,000,000	$400	2,097,743,117	$20,323	$10,556,458	$(26,043,709)	$(15,466,508)

Issuance of convertible notes	–	–	–	–	73,803,873	739	36,163	–	36,902

Net loss	–	–	–	–	–	–	–	(3,540,114)	(3,540,114)

Balance September 30, 2022	2,000,000	$20	40,000,000	$400	2,171,546,990	$21,062	$10,592,621	$(29,583,823)	$(18,969,720)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	$7,652,677	$(9,197,248)	$(1,533,336)

Sale of common stock	–	–	–	–	220,000,000	2,200	877,800	–	880,000

Issuance of common stock for services	–	–	–	–	5,500,000	55	23,595	–	23,650

Issuance of convertible notes	–	–	–	–	–	–	2,080	–	2,080

Net loss	–	–	–	–	–	–	–	(1,061,347)	(1,061,347)

Balance June 30, 2021	2,000,000	$20	40,000,000	$400	1,306,890,550	$13,070	$8,556,152	$(10,258,595)	$(1,688,953)

Sale of common stock	–	$–	–	$–	75,000,000.00	$750	$299,250	$–	$300,000

Net loss	–	–	–	–	–	–	–	(2,557,176)	(2,557,176)

Balance September 30, 2021	2,000,000	$20	40,000,000	$400	1,381,890,550	$13,820	$8,855,402	$(12,815,771)	$(3,946,129)

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(9,109,756)	$(3,618,523)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	–	23,650
Depreciation and amortization	143,627	186,519
(Gain) loss on sale of assets	(1,442)	1,527
Gain on forgiveness of loan	–	(23,303)
Gain on extinguishment of debt	(119,264)	(136,666)
Financing expense	–	–
Amortization of debt discount	1,501,582	413,180
Initial derivative expense	379,213	–
Loss on fair value of compound embedded derivative	4,292,576	354,952
Right-of-use asset/liability	(53,817)	52,830
Changes in operating assets & liabilities
Prepaid expenses	46,612	(70,113)
Accounts payable and accrued liabilities	808,002	211,608
Related party advances	(2,800)	–
Deferred revenue	(71,305)	(30,624)
Net cash used in operating activities	(2,186,772)	(2,634,963)

Cash Flows from Investing Activities
Business acquisitions and dispositions	87,869	(165,000)
Capital expenditures	(24,456)	(256,156)
Net cash provided (used) in investing activities	63,413	(421,156)

Cash Flows from Financing Activities
Proceeds from notes payable	1,104,448	150,000
Proceeds from convertible notes payable	1,213,989	2,096,681
Repayments of convertible notes payable	(108,371)	(207,863)
Repayments of notes payable	–	(8,609)
Payment of note payable	–	(2,354)
Issuance of common stock	–	1,180,000
Net cash provided by financing activities	2,210,066	3,207,855

Increase in Cash	86,707	151,736

Cash at beginning of period	39,623	122,176

Cash (and equivalents) at end of period	$126,330	$273,912

Supplemental Cash Flow Information
Cash paid for interest	$66,200	$8,303
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$186,043	$–
Initial recognition of derivative liability as debt discount	$342,019	$-
Net assets disposed of	$87,869	$–

See accompanying notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

The unaudited, consolidated financial statements, which include the accounts of the Company and its seven wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its seven wholly owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in U.S. dollars. The fiscal year end is March 31.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

The Company changed the presentation of prior year cost of sales to operating expenses. It’s the opinion of management that with all of B2’s business expenses are operating in nature. The nature of the gym’s expenses for payroll, leasing and utilities do not directly derive income in the form of memberships and services generated by the gym on a daily basis. Secondarily, the nature of the MMA LIVE Fights’ expenses also does not directly affect or derive income in the form of ticket, merchandise and concession sales generated by live MMA events. Therefore, we believe the traditional cost of goods sold expense items should be eliminated from both business income statements and all expenses should be reported as operating expense to more accurately reflect the true nature of the business. Traditional line items such as raw materials, labor associated with the production of finished goods and depreciation and amortization of machinery and intangibles associated with converting raw materials into finished goods do not exist in either of these businesses. As such for the three and six months ended September 30, 2021, approximately $327,682 and $531,184 of cost of sales was reclassified as operating expense, respectively.

NOTE 2 - ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

Basis of Accounting

The interim consolidated financial statements should be read in conjunction with the Company’s latest annual financial statements; interim disclosures generally do not repeat those in the annual statements. The interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at September 30, 2022 and March 31, 2022, respectively.

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

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, restricted stock awards and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of September 30, 2022, the convertible notes are indexed to 21,938,772,500 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share for the six months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Basic and diluted
Net loss	$(9,109,756)	$(3,618,523)

Net loss per share
Basic	$(0.004)	$(0.003)
Diluted	$(0.004)	$(0.003)

Weighted average number of shares outstanding:
Basic & diluted	2,063,438,543	1,289,383,719

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options and stock awards, whether held by employees or others. As of September 30, 2022, there were no options outstanding.

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

September 30, 2022 (Unaudited)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance was originally effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is for fiscal years beginning after December 15, 2022, and early adoption is permitted. At this time, the Company believes the adoption of this ASU will have no effect on the consolidated financial statements.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended September 30, 2022, the Company had a net loss of $9,109,756, had net cash used in operating activities of $2,186,772 had negative working capital of $19,705,656, accumulated deficit of $29,583,823 and stockholders’ deficit of $18,969,720. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information about the Company’s net sales by revenue type for the three and six months ended September 30, 2022 and 2021 are as follows:

	For the three months ended
	September 30,	September 30,
	2022 (Unaudited)	2021 (Unaudited)
Live events	$160,469	$283,171
Gym revenue	75,007	376,839
Net sales	$235,476	$660,010

	For the six months ended
	September 30,	September 30,
	2022 (Unaudited)	2021 (Unaudited)
Live events	$498,291	$518,762
Gym revenue	437,526	710,013
Net sales	$935,817	$1,228,775

All revenue is derived in the United States.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

Information about the Company’s deferred revenue for the six months ended September 30, 2022 and 2021 are as follows:

	As of
	September 30,	September 30,
	2022	2021
Balance at beginning of fiscal year	$104,704	$119,504
Deferral of revenue	504,247	453,342
Recognition of unearned revenue	(575,552)	(483,966)
Balance at September 30	$33,399	$88,880

Deferred revenue for the periods ended September 30, 2022 and March 31, 2022 was $33,399 and $104,704, respectively. This deferred revenue represents deferred gym memberships fees and tickets pre-sold for live events, which pertain to performance obligations not realized as of September 30, 2022 and March 31, 2022.

Revenue recognized for the six months ended September 30, 2022 and 2021, which was included in the unearned revenue liability balance at the beginning of the year, was $575,552 and $483,966, respectively. This revenue represents gym membership fees and live event sales for performance obligations met in the six months ended September 30, 2022 and 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022

Gym equipment	$229,821	$229,821
Cages	151,009	151,009
Event assets	122,795	122,795
Furniture and fixtures	19,366	19,366
Production truck gear	11,740	11,740
Production equipment	80,965	80,965
Venue lighting system	38,266	38,266
Leasehold improvements	135,301	126,851
Electronics hardware and software	191,299	181,720
Trucks trailers and vehicles	289,028	289,028
	1,269,590	1,251,561
Less: accumulated depreciation	(398,819)	(267,344)
	$870,771	$984,217

Depreciation expense related to these assets for the three months ended September 30, 2022 and 2021 amounted to $65,792 and $72,280, respectively. Depreciation expense related to these assets for the six months ended September 30, 2022 and 2021 amounted to $131,475 and $134,140, respectively.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at September 30, 2022 and March 31, 2021:

	As of	As of
	September 30, 2022	March 31, 2022

Licenses	$142,248	$142,248
Software/website development	12,585	12,585
Customer relationships	60,322	60,322
	215,155	215,155
Less: accumulated amortization	(182,091)	(169,940)
	$33,064	$45,215

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the three months ended September 30, 2022 and 2021 amounted to $6,076 and $26,190 respectively. Amortization expense related to these assets for the six months ended September 30, 2022 and 2021 amounted to $12,152 and $52,379, respectively.

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2023	$12,152
Fiscal year ended March 31, 2024	20,912
Total	$33,064

NOTE 7 – BUSINESS DISPOSITION

One More Gym Merrillville, LLC

On July 27, 2022, the Company disposed of One More Gym Merrillville, LLC in a sale of the assets. The Company received relief of $15,000 in payables exchange for the net assets totaling $36,299. The Company had previously recorded an impairment loss on assets of $21,299.

One More Gym Valparaiso, LLC

On July 27, 2022, the Company disposed of One More Gym Valparaiso, LLC in a sale of the assets. The Company received relief of $25,000 in payables in exchange for the net assets totaling $71,452. The Company had previously recorded an impairment loss on assets of $46,452.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

NOTE 8 - NOTES PAYABLE

The following is a summary of notes payable as of September 30, 2022 and March 31, 2022:

	As of September 30, 2022	As of March 31, 2022
Notes Payable:
SBA EIDL Loan	$10,000	$10,000
SBA Loan Payable B2 Digital	97,200	97,200
GS Capital, LLC	1,112,000	153,000
SBA Loan (Hillcrest)	35,400	35,400
Advantage Platform	222,650	–
	$1,477,250	$295,600

Notes Payable – in default
Emry Capital $14,000, 4% loan with principal and interest due April, 2021	14,000	14,000
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000
	$44,000	$44,000

Total notes payable	1,521,250	339,600
Less: long-term	–	(30,000)
Less: discount on notes payable	74,810	–
Total notes payable, current portion	$1,446,440	$309,600

During the three months ended September 30, 2022, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Advantage Platform. In exchange for $300,000 the Company agreed to release future revenue to Advantage in the amount of $14,400 for 30 weeks. The Company accounted for this agreement as a debt under guidance from ASC 470-10-25-2. This transaction does not purport a sale of the Company, the Company continues to be involved in the daily operations and generation of cash flow, the transaction is cancelable by either party and with a lump sum payment or other transfer of assets to Advantage by the Company, the agreement explicitly limits Advantage’s rate of return, Advantage has several other entities in its portfolio and has any recourse to the Company relating to the payments due under the agreement.

As of September 30, 2022, the Emry Capital note is in default. However, the note is not subject to any default provisions.

As of September 30, 2022, the WLES LP LLC note is in default. However, the note is not subject to any default provisions.

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

NOTE 9 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable as of September 30, 2022:

Note*	Issuance Date	Maturity	Coupon	Face Value	Unamortized Discount	Carrying Value
Note 8	8/04/2020	12/31/2022	8%	$77,000	$–	$77,000
Note 9	10/02/2020	12/31/2022	8%	205,000	–	205,000
Note 10	10/15/2020	12/31/2022	8%	172,000	–	172,000
Note 11	11/02/2020	12/31/2022	8%	69,000	–	69,000
Note 12	11/12/2020	12/31/2022	8%	69,000	–	69,000
Note 14	12/10/2020	12/31/2022	8%	80,000	–	80,000
Note 16	1/14/2021	12/31/2022	8%	107,000	–	107,000
Note 17	1/27/2021	12/31/2022	8%	60,000	–	60,000
Note 20	4/30/2021	12/31/2022	8%	104,000	–	104,000
Note 21	5/25/2021	12/31/2022	8%	104,000	–	104,000
Note 22	6/24/2021	12/31/2022	8%	185,652	–	185,652
Note 24	7/24/2021	12/31/2022	8%	265,000	–	265,000
Note 25	8/04/2021	12/31/2022	8%	129,800	–	129,800
Note 26	8/11/2021	12/31/2022	8%	151,500	–	151,500
Note 28	8/20/2021	12/31/2022	8%	151,500	–	151,500
Note 29	8/30/2021	12/31/2022	8%	140,650	–	140,650
Note 30	9/02/2021	12/31/2022	8%	216,385	–	216,385
Note 31	9/17/2021	12/31/2022	8%	270,480	–	270,480
Note 32	9/30/2021	12/31/2022	8%	270,480	–	270,480
Note 34	10/26/2021	12/31/2022	8%	270,480	4,546	265,934
Note 36	11/03/2021	12/31/2022	8%	270,480	4,257	266,223
Note 37	11/16/2021	12/31/2022	8%	324,576	17,105	307,471
Note 38	11/30/2021	12/31/2022	8%	270,480	14,254	256,226
Note 39	12/10/2021	12/31/2022	8%	601,000	37,836	563,164
Note 40	12/15/2021	12/31/2022	8%	270,480	19,597	250,883
Note 41	12/23/2021	12/23/2022	8%	54,100	4,061	50,039
Note 42	1/04/2022	1/04/2023	8%	270,480	10,091	260,389
Note 43	1/12/2022	1/12/2023	8%	300,000	85,618	214,382
Note 44	1/19/2022	1/19/2023	8%	270,480	16,743	253,737
Note 45	2/02/2022	2/02/2023	8%	270,480	15,029	255,451
Note 46	2/03/2022	2/03/2023	8%	425,000	146,903	278,097
Note 47	2/15/2022	2/15/2023	8%	270,480	12,812	257,668
Note 48	2/24/2022	2/24/2023	8%	211,640	85,310	126,330
Note 49	3/01/2022	3/01/2023	8%	120,000	45,487	74,513
Note 50	3/01/2022	3/01/2023	8%	270,480	16,911	253,569
Note 51	3/16/2022	3/16/2023	8%	270,480	17,732	252,748
Note 52	3/22/2022	3/22/2023	8%	120,000	56,920	63,080
Note 53	4/01/2022	4/01/2023	8%	135,240	8,513	126,727
Note 54	4/01/2022	4/01/2023	8%	270,480	16,721	253,759
Note 55	4/04/2022	4/04/2023	8%	92,040	42,240	49,800
Note 56	4/15/2022	4/15/2023	8%	270,480	17,710	252,770
Note 57	4/29/2022	4/29/2023	8%	270,480	14,529	255,951
Note 58	5/05/2022	5/05/2023	8%	66,100	35,385	30,715
Note 59	5/31/2022	5/31/2023	8%	160,000	95,901	64,099
Note 60	8/11/2022	8/11/2023	8%	57,778	49,869	7,909
Total				$9,012,161	$892,080	$8,120,081

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

* Notes 1, 2, 3, 4, 5, 6 and 7 in the amounts of $82,000, $208,000, $27,000, $62,000, $202,400, $78,000 and $85,800 respectively, were fully converted as of September 30, 2022.

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

Between April 1, 2022, and September 30, 2022, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $1,322,707. The Company received an aggregate net proceeds of $1,213,989 after $101,718 in original note discount and $7,000 legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of Notes based on an effective interest rate. Amortization expense and interest expense for the six months ended September 30, 2022, is as follows:

Note	Interest Expense	Accrued Interest	Amortization of Debt Discount	Unamortized

Note 8	$12,531	$38,286	$–	$–
Note 9	13,300	47,897	–	–
Note 10	11,159	39,084	–	–
Note 11	4,476	15,067	–	–
Note 12	4,476	14,726	–	–
Note 14	5,190	15,969	–	–
Note 16	5,886	18,457	–	–
Note 17	3,893	10,557	–	–
Note 20	4,154	11,790	339	–
Note 21	4,154	11,221	1,039	–
Note 22	7,416	18,809	16,440	–
Note 24	10,585	24,932	26,315	–
Note 25	5,185	11,984	13,599	–
Note 26	6,052	13,755	15,380	–
Note 27	78	–	12,288	–
Note 28	6,052	13,457	17,520	–
Note 29	5,618	12,185	16,653	–
Note 30	8,644	18,603	28,642	–
Note 31	10,805	23,254	31,150	–
Note 32	10,805	21,594	34,045	–
Note 34	10,805	20,468	34,386	4,546
Note 35	200	–	34,584	–
Note 36	10,805	19,578	23,234	4,257
Note 37	12,966	22,569	78,221	17,105
Note 38	10,805	17,978	45,893	14,254
Note 39	24,007	39,946	97,757	37,836
Note 40	10,805	17,088	47,313	19,597
Note 41	2,161	3,323	9,771	4,061
Note 42	10,805	15,903	22,219	10,091
Note 43	11,984	17,178	170,348	85,618
Note 44	10,805	15,013	29,911	16,743
Note 45	10,805	14,184	22,021	15,029
Note 46	16,977	22,193	215,715	146,903
Note 47	10,805	13,413	15,705	12,812
Note 48	8,454	10,078	95,266	85,310
Note 49	4,793	5,582	59,975	45,487
Note 50	10,805	12,583	20,523	16,911
Note 51	10,805	11,694	17,990	17,732
Note 52	4,793	5,030	51,080	56,920
Note 53	5,373	5,373	8,454	8,513
Note 54	10,745	10,745	16,607	16,721
Note 55	3,596	3,596	40,596	42,240
Note 56	9,915	9,915	15,084	17,710
Note 57	9,085	9,085	10,592	14,529
Note 58	2,133	2,133	24,105	35,385
Note 59	4,252	4,252	48,099	95,901
Note 60	949	949	7,909	49,869
Total	$380,892	$711,476	$1,476,768	$892,080

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

Debt conversions

The following table illustrates the debt converted and the associated gain or loss:

Note	Conversion Date	Shares issued in conversion	Fair Value of shares	Face Value	Accrued Interest	Total Debt	Derivative liability	Net (gain) / loss
Note 7	April 14, 2022	35,873,156	$82,508	$40,000	$6,707	$46,707	$45,869	$(10,068)
Note 35	April 28, 2022	20,000,000	32,000	20,000	–	20,000	20,685	(8,685)
Note 35	May 5, 2022	37,631,579	48,921	26,800	1,800	28,600	33,022	(12,701)
Note 8	May 10, 2022	42,813,737	51,377	26,000	3,670	29,670	26,202	(4,495)
Note 8	May 25, 2022	47,230,793	28,338	13,000	1,877	14,877	10,638	2,823
Note 8	June 6, 2022	64,261,540	64,262	20,000	2,941	22,941	41,730	(409)
Note 8	August 4, 2022	73,803,873	36,901	20,000	3,247	23,247	25,710	(12,056)
		321,614,678	$344,307	$165,800	$20,242	$186,042	203,856	(45,591)

During the six months ended September 30, 2022, the Company repaid Note 27 in cash. The principal balance was $88,400 and the accrued interest was $4,476. The prepayment fee was $15,495. The Company repaid $108,371. As of the repayment dates, the derivative liability related to Notes was $73,673. As a result, the Company recorded a gain of extinguishment in the amount of $73,673.

Between the gain on extinguishment of $45,591 related to the conversions above and the gain on extinguishment related to the repayment, the total gain was $119,264.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2022:

	September 30, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	21,938,772,500	(8,606,244)
Total	21,938,772,500	(8,606,244)

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2022:

	March 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	559,931,126	$(3,831,191)
Total	559,931,126	$(3,831,191)

The following table summarizes the effects on the Company’s (loss) gain associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021

Change in fair value of compound embedded derivatives	$(1,483,300)	$(665,813)
Initial derivative expense	(184,890)	–
Total	$(1,668,190)	$(665,813)

The following table summarizes the effects on the Company’s (loss) gain associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021

Change in fair value of compound embedded derivatives	$(4,292,576)	$(354,942)
Initial derivative expense	(379,213)	–
Total	$(4,671,789)	$(354,942)

The Company’s Convertible Promissory Notes issued between October 4, 2019 and September 30, 2022 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

September 30, 2022 (Unaudited)

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

September 30, 2022
Quoted market price on valuation date	$0.0004
Contractual conversion rate	$0.0003 - $0.002
Contractual term to maturity	0.25 Years - 0.86 Years
Market volatility:
Equivalent Volatility	153.28% - 228.14%
Interest rate	8.0%-12.0%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended September 30, 2022 and March 31, 2022.

	September 30,	March 31,
	2022	2022

Beginning balance	$3,831,191	$1,137,623
Issuances:
Compound embedded derivatives	378,921	2,038,843
Conversions	(203,856)	(328,638)
Derivative extinguished / debt repaid in cash	(71,801)	(243,300)
Loss on changes in fair value inputs and assumptions reflected in income	4,292,576	1,181,178
Initial derivative expense	379,213	45,485
Total	$8,606,244	$3,831,191

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

Common Stock Issuances for the six months ended September 30, 2022

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

On August 16, 2022, the Company issued 73,803,873 shares of stock to GS Capital in exchange for the conversion of $20,000 of principal and $3,248 of accrued interest related to convertible notes payable.

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

September 30, 2022 (Unaudited)

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

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

Right-of-use asset is summarized below:

September 30, 2022
Tuscaloosa Additional Lease
Office lease	$77,119
Less: accumulated amortization	(10,341)
Right-of-use asset, net	$66,778

Operating lease liability is summarized below:

	September 30, 2022
	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Office lease	$126,152	$217,888	$66,778	$410,818
Less: current portion	(62,812)	(53,206)	(13,597)	(129,615)
Long term portion	$63,340	$164,682	$53,181	$281,203

Maturity of the lease liability is as follows:

	September 30, 2022
	Tuscaloosa Lease	Birmingham Lease	Tuscaloosa Additional Lease	Total
Fiscal year ending March 31, 2023	$36,000	$36,000	$9,750	$81,750
Fiscal year ending March 31, 2024	72,000	72,000	19,500	163,500
Fiscal year ending March 31, 2025	30,000	72,000	19,500	121,500
Fiscal year ending March 31, 2026	–	72,000	19,500	91,500
Fiscal year ending March 31, 2027	–	6,000	13,000	19,000
Present value discount	(11,848)	(40,112)	(14,472)	(66,432)
Lease liability	$126,152	$217,888	$66,778	$410,818

B2Digital, Incorporated

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

Pursuant to the agreement, Mr. Bell is entitled to an annual salary of $180,000 and Mr. Bell was also issued 40,000,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

Each of the acquisition agreements contain a Management Services Agreement (“MSA”) whereby the Company agrees to pay a management fee based on certain performance targets. The MSA agreements expire 10 years from the acquisition agreement dates.

NOTE 14 - SUBSEQUENT EVENTS

Notes payable

On October 7, 2022, the Company entered into an agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $94,000. The note has a maturity date of October 7, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $10,152 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On October 21, 2022, the Company entered into an agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $86,500. The note has a maturity date of October 21, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $9,342 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

On November 2, 2022, the Company entered into an agreement with GS Capital Partners pursuant to which the Company issued to GS Capital Partners a Promissory Note in the aggregate principal amount of $60,000. The note has a maturity date of November 2, 2023, and the Company has agreed to principal payments that shall be made in ten (10) installments each in the amount of $6,480 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten (10) months.

Stock

On October 17, 2022, 1800 Diagonal Lending converted $15,200 in principal into 80,000,000 shares of common stock at a conversion price of $0.00019 per share, pursuant to Note 48 dated February 24, 2022.

On October 17, 2022, Mast Hill converted $5,420.27 in principal, $5,391.77 in accrued interest and $1,000 in fees totaling $11,812.04 into 59,060,194 shares of common stock at a conversion price of $0.0002 per share, pursuant to Note 52 dated March 22, 2022.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2022 filed on September 19, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at September 30, 2022 and March 31, 2022, respectively.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through September 30, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three months ended September 30, 2022 and 2021.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2022 and March 31, 2022, the Company did not carry any finished goods inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of September 30, 2022, the convertible notes are indexed to 21,938,722,500 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the six months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Basic and diluted
Net loss	$(9,109,756)	$(3,618,523)

Net loss per share
Basic	$(0.004)	$(0.003)
Diluted	$(0.004)	$(0.003)

Weighted average number of shares outstanding:
Basic & diluted	2,063,438,543	1,289,383,719

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2022, there were no options outstanding.

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

Recent Accounting Pronouncements

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

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance was originally effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is for fiscal years beginning after December 15, 2022, and early adoption is permitted. At this time, the Company believes the adoption of this ASU will have no effect on the consolidated financial statements.

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

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue

We had total revenues of $235,476 for the three months ended September 30, 2022, versus revenues of $660,010 for the three months ended September 30, 2021. There was a decrease in live event revenue of $122,702, or 43%, due to a decrease in the number of live events held during the period. There was a decrease in gym revenue of $301,832 or 80%, due to the sale of the gym locations.

Operating Expenses

Operating expenses are all expenses including merchant fees, payroll, utilities, professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships, and other expenses. We incurred operating expenses of $948,082 for the three months ended September 30, 2022, versus operating expenses of $2,245,625 for the three months ended September 30, 2021. The decrease of $1,297,543 was primarily due to a decrease in the number of live events and the sale of gym locations.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $71,868 for the three months ended September 30, 2022, versus depreciation expense of $98,470 for the three months ended September 30, 2021. The decrease of $26,602 was due to a decrease in capitalized assets and intangible assets as a result of the disposal of gym assets. Also, the Company did not purchase any capital assets during the quarter.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on sale of assets, gain on extinguishment of debt, financing expense, change in fair value of derivative liabilities, day-one derivative expense and interest expense. We incurred other expenses of $2,827,508 for the three months ended September 30, 2022, versus other expense of $971,561 for the three months ended September 30, 2021. The increase in other expenses of $1,855,947 was primarily due to increases in the fair value of derivatives, day-one derivative expense and interest expense.

Net Losses

We incurred a net loss of $3,540,114 for the three months ended September 30, 2022, versus a net loss of $2,557,176 for the three months ended September 30, 2021.

Results of Operations for the six months ended September 30, 2022 compared to the six months ended September 30, 2021

Revenue

We had total revenues of $935,817 for the six months ended September 30, 2022, versus revenues of $1,228,775 for the six months ended September 30, 2021. There was a decrease in live event revenue of $20,471, or 4%, due to a decrease in live events held during the period. There was a decrease in gym revenue of $272,487 or 38%, due to the disposal of the gym locations.

Operating Expenses

Operating expenses are all expenses including merchant fees, payroll, utilities, professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships, and other expenses. We incurred operating expenses of $3,455,503 for the six months ended September 30, 2022, versus operating expenses of $4,091,056 for the six months ended September 30, 2021. The decrease of $635,553 was primarily due to a decrease in the number of live events and decreased operations as a result of the gym dispositions.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $143,627 for the six months ended September 30, 2022, versus depreciation expense of $186,519 for the six months ended September 30, 2021. The decrease of $42,892 was due to a reduction of capital assets purchased and the disposition of gym locations over the period.

Other Income (Expense)

Our other income and expenses include gain on forgiveness of loan, loss on sale of assets, gain on extinguishment of debt, financing expense, change in fair value of derivative liabilities, day-one derivative expense and interest expense. We incurred other expenses of $6,590,070 for the six months ended September 30, 2022, versus other expense of $756,242 for the six months ended September 30, 2021. The increase in other expenses of $5,833,828 was primarily due to increases in the fair value of derivatives, day-one derivative expense and interest expense.

Net Losses

We incurred a net loss of $9,109,756 for the six months ended September 30, 2022, versus a net loss of $3,618,523 for the six months ended September 30, 2021.

Current Liquidity and Capital Resources for the six months ended September 30, 2022 compared to the six months ended September 30, 2021

	September 30,
	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(2,210,066)	$(2,634,963)
Net cash provided by (used in) investing activities	63,413	(421,156)
Net cash provided by financing activities	2,210,066	3,207,855
Net increase in cash and cash equivalents	86,707	151,736
Beginning cash and cash equivalents	39,623	122,176
Ending cash and cash equivalents	$126,330	$273,912

Operating Activities

Cash used in operations of $2,210,066 during the six months ended September 30, 2022 was primarily a result of our $9,109,756 net loss reconciled with our net non-cash expenses relating to depreciation expense, prepaid expenses, accounts payable, accrued liabilities, gain on extinguishment of debt, amortization of debt discount, initial derivative expense, changes in fair value of derivative liabilities and deferred revenue. Cash used in operations of $2,634,963 during the six months ended September 30, 2021 was primarily a result of our $3,618,523 net loss reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, prepaid expenses, accounts payable, accrued liabilities, amortization of debt discount, changes in fair value of derivative liabilities and deferred revenue.

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2022 of $63,413 resulted from the disposition of gym locations partially offset by capital expenditures. Net cash used in investing activities for the six months ended September 30, 2021 of $421,156 resulted from business acquisitions and capital expenditures.

Financing Activities

Net cash provided by financing activities was $2,210,066 for six months ended September 30, 2022, which consisted primarily of proceeds from notes payable less repayments of notes payable and from the conversion of existing notes payable, Net cash provided by financing activities was $3,207,855 for six months ended September 30, 2021, which consisted primarily of proceeds from notes payable less repayments of notes payable, proceeds from the conversion of existing notes payable and the issuance of common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended September 30, 2022, the Company had a net loss of $9,109,756, had net cash used in operating activities of $2,210,066, had negative working capital of $19,705,656, accumulated deficit of $29,583,823 and stockholders’ deficit of $18,969,720. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

Convertible Note Issuances

Between April 1, 2022, and September 30, 2022, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $1,476,403. The Company received an aggregate net proceeds of $1,213,989 after $255,414 in original note discount and $7,000 legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

Shares Issued Pursuant to Note Conversions

During the six months ended September 30, 2022, lenders converted an aggregate of $186,042 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 321,614,678 shares of our Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: November 14, 2022	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

