Form 10-Q/A
period 2022-09-30
B2Digital, Inc.
filed 2022-11-16
CIK 725929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on November 14, 2022, was 2,310,607,184.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of B2Digital, Incorporated for the quarterly period ended September 30, 2022, originally filed on November 14, 2022 (the “Original Filing”), is being filed solely to amend and restate Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and to add certain exhibits to Item 6 (Exhibits) of Part II which were previously omitted.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains a new certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Except as described below, this Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

2

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

Unregistered Sales of Equity Securities

Convertible Note Issuances

Between July 1, 2022, and September 30, 2022, the Company issued to an “accredited investor,” a Convertible Promissory Note in the principal amount of $57,778. The Company received an aggregate net proceeds of $49,869 after $5,778 in original note discount and $2,000 legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering.

Shares Issued Pursuant to Note Conversions

On August 16, 2022, we issued 73,803,873 shares of stock to GS Capital in exchange for the conversion of $20,000 of principal and $3,248 of accrued interest related to convertible notes payable.

The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
10.1*	Agreement dated August 2, 2022 with Spartan Fitness LLC, and Chris Conolley
10.2*	Agreement dated June 27, 2022 with ONE More Gym, and BHC Management LLC
10.3*	Business and Asset Purchase Agreement dated June 27, 2022 with One More Gym Merrillville LLC, ONE More Gym, LLC, and BHC Management LLC
10.4*	Agreement to Transfer Interest in LLC dated June 27, 2022 with Brian Cox
10.5*	Securities Purchase Agreement dated July 7, 2022 with GS Capital Partners, LLC
10.6*	8% Redeemable Promissory Note dated July 7, 2022 in the Principal Amount of $483,000 Issued to GS Capital Partners, LLC
10.7*	Pledge Agreement dated July 7, 2022 with the GS Capital Partners, LLC, Greg P. Bell, and B2 Management Group LLC
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer (Incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed November 14, 2022)
31.2*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer (Incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed November 14, 2022)
101	The following materials from B2Digital, Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

__________________

*Filed with this Report.

**Furnished with this Report.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B2Digital, Incorporated

Date: November 16, 2022	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

4