Form 10-Q
period 2022-12-31
B2Digital, Inc.
filed 2023-02-21
CIK 725929

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value of $0.00001 on February 21, 2023, was $7,899,196,368.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

B2Digital, Incorporated

B2Digital, Incorporated

Consolidated Balance Sheets

	As of December 31, 2022 (unaudited)	As of March 31, 2022
Assets
Current assets
Cash and cash equivalents	$264	$39,623
Notes receivable	–	6,096
Prepaid expenses	1,376	49,363
Total current assets	1,640	95,082

Operating lease right-of-use asset, net of accumulated amortization	63,505	73,085
Property and equipment, net of accumulated depreciation	528,250	984,217
Intangible assets, net of accumulated amortization	3,022	45,215
Deposits	11,126	11,126
Net assets held for sale	–	80,000
Notes receivable – long term	35,400	35,400
Total Assets	$642,943	$1,324,125

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable & accrued liabilities	$1,655,676	$744,069
Deferred revenue	8,158	104,704
Note payable- current maturity	1,624,440	295,600
Note payable- in default	44,000	14,000
Convertible notes payable, net of discount	8,467,971	6,035,090
Derivative liabilities	17,291,640	3,831,191
Due to shareholder	–	2,800
Lease liability, current	13,939	–
Current liabilities from discontinued operations	118,942	123,319
Total current liabilities	29,224,766	11,150,773

Lease liability – non-current	49,566	–
Note payable - long-term	–	30,000
Long term liabilities from discontinued operations	197,167	347,623
Total Liabilities	29,471,499	11,528,396

Commitments and contingencies (Note 14)	–	–

Stockholders' Deficit
Preferred stock, 50,000,000 shares authorized, 8,000,000 shares are undesignated
Series A: 2,000,000 shares convertible into 480,000,000 shares of common stock issued and outstanding at December 31, 2022 and March 31, 2022, respectively.	20	20
Series B: 40,000,000 shares convertible into 320,000,000 shares of common stock and 40,000,000 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively;	400	400
Common stock, $0.00001 par value; 20,000,000,000 shares authorized; 5,241,514,211 and 1,849,932,312 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	51,762	17,846
Additional paid in capital	11,463,039	10,251,530
Accumulated deficit	(40,343,777)	(20,474,067)
Total Stockholders' Deficit	(28,828,556)	(10,204,271)
Total Liabilities and Stockholders' Deficit	$642,943	$1,324,125

See accompanying condensed notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Revenue:
Live event revenue	$77,847	$263,782	$576,138	$782,544
Total revenue from continuing operations	77,847	263,782	576,138	782,544

Operating expenses
Sales and marketing	14,786	92,868	118,059	246,186
Utilities	569	935	5,294	985
Leasing expense	5,144	5,209	23,819	28,621
Payroll expense	11,523	492,501	686,756	1,107,392
General and administrative	138,428	1,611,014	2,175,950	3,828,721
Depreciation and amortization expense	72,090	102,713	215,717	289,232
Total general and administrative corporate expenses	242,540	2,305,240	3,225,595	5,501,137

Loss from continuing operations	(164,693)	(2,041,458)	(2,649,457)	(4,718,593)

Other income (expense):
Gain on forgiveness of loan	–	–	–	15,600
Gain (loss) on sale of assets	–	787	8,400	(640)
Financing expense	(19,150)	(136,170)	(58,346)	(136,170)
Loss on forgiveness of notes receivable	–	–	–	(2,094)
(Loss) gain on extinguishment of debt	(75,787)	72,592	43,477	209,258
Loss on change in fair value of derivatives	(8,688,144)	(66,894)	(12,980,720)	(421,836)
Initial derivative expense	(98,877)	(45,485)	(478,090)	(45,485)
Interest expense	(1,106,884)	(339,474)	(3,106,675)	(859,754)
Total other expense	(9,988,842)	(514,644)	(16,571,954)	(1,241,121)

Net loss from continuing operations	$(10,153,535)	$(2,556,102)	$(19,221,411)	$(5,959,714)

Net loss from discontinued operations	(606,950)	(137,015)	(648,299)	(351,926)

Net loss from operations	$(10,760,485)	$(2,693,117)	$(19,869,710)	$(6,311,640)

Basic and diluted earnings per share on net loss from continuing operations	$(0.003)	$(0.002)	$(0.008)	$(0.004)
Basic and diluted earnings per share on net loss from discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.001)
Basic and diluted earnings per share on net loss from operations	$(0.003)	$(0.002)	$(0.008)	$(0.005)

Weighted average shares outstanding	3,207,338,338	1,452,481,989	2,446,125,019	1,341,287,504

See accompanying condensed notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Nine months Ended December 31, 2022 and 2021 (Unaudited)

	Preferred Stock		Preferred Stock					Additional
	Series A		Series B		Common Stock		Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance March 31, 2022	2,000,000	$20	40,000,000	$400	1,849,932,312	$17,846	$–	$10,251,530	$(20,474,067)	$(10,204,271)

Issuance of convertible notes	–	–	–	–	247,810,805	2,477	–	304,928	–	307,405

Net loss	–	–	–	–	–	–	–	–	(5,569,642)	(5,569,642)

Balance June 30, 2022	2,000,000	$20	40,000,000	$400	2,097,743,117	$20,323	$–	$10,556,458	$(26,043,709)	$(15,466,508)

Issuance of convertible notes	–	–	–	–	73,803,873	739	–	36,163	–	36,902

Net loss	–	–	–	–	–	–		–	(3,540,114)	(3,540,114)
							–
Balance September 30, 2022	2,000,000	$20	40,000,000	$400	2,171,546,990	$21,062	$–	$10,592,621	$(29,583,823)	$(18,969,720)

Issuance of convertible notes	–	–	–	–	3,044,967,221	30,450	–	865,668	–	896,118

Issuance of common stock for services	–	–	–	–	25,000,000	250	–	4,750	–	5,000

Net loss	–	–	–	–			–	–	(10,760,485)	(10,760,485)

Balance December 31, 2022	2,000,000	$20	40,000,000	$400	5,241,514,211	$51,762	$–	$11,463,039	$(40,343,777)	$(28,828,556)

continued..

B2Digital, Incorporated

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Nine months Ended December 31, 2022 and 2021 (Unaudited)

	Preferred Stock		Preferred Stock					Additional
	Series A		Series B		Common Stock		Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance March 31, 2021	2,000,000	$20	40,000,000	$400	1,081,390,550	$10,815	$–	$7,652,677	$(9,197,248)	(1,533,336)

Sale of common stock	–	–	–	–	220,000,000	2,200	–	877,800	–	880,000

Issuance of common stock for services	–	–	–	–	5,500,000	55	–	23,595	–	23,650

Issuance of convertible notes	–	–	–	–	–	–	–	2,080	–	2,080

Net loss	–	–	–	–	–	–	–	–	(1,061,347)	(1,061,347)

Balance June 30, 2021	2,000,000	$20	40,000,000	$400	1,306,890,550	$13,070	$–	$8,556,152	$(10,258,595)	(1,688,953)

Sale of common stock	–	$–	–	$–	75,000,000.00	$750	–	$299,250	$–	$300,000

Net loss	–	–	–	–	–	–	–	–	(2,557,176)	(2,557,176)

Balance September 30, 2021	2,000,000	$20	40,000,000	$400	1,381,890,550	$13,820	$–	$8,855,402	$(12,815,771)	(3,946,129)

Sale of common stock	–	–	–	–	11,250,000	113	–	44,887	–	45,000

Issuance of common stock in connection with notes payable	–	–	–	–	37,900,000	49	–	21,475	–	21,524

Issuance of common stock upon conversion of notes payable	–	–	–	–	115,258,976	1,152	–	471,104	–	472,256

Issuance of common stock for services	–	–	–	–	99,000,000	990	–	291,410	–	292,400

Shares repurchased	–	–	–	–	(14,500,000)	(145)	(10,000,000)	(106,555)	–	(106,700)

Net loss	–	–	–	–	–		–	–	(2,693,117)	(2,693,117)

Balance December 31, 2021	2,000,000	$20	40,000,000	$400	$1,630,799,526	$15,979	$(10,000,000)	$9,577,723	$(15,508,888)	(5,914,766)

See accompanying condensed notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(19,869,710)	(6,311,640)
Net loss from discontinued operations	(648,299)	(351,926)
Net loss from continuing operations	(19,221,411)	(5,959,714)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,000	316,050
Depreciation and amortization	215,717	289,232
(Gain) loss on sale of assets	(8,400)	640
Gain on forgiveness of loan	–	(15,600)
Loss on forgiveness of notes receivable	–	2,094
Gain on extinguishment of debt	(43,477)	(209,258)
Financing expense	–	136,170
Amortization of debt discount	2,180,665	665,080
Initial derivative expense	478,090	45,485
Loss on fair value of compound embedded derivative	12,980,720	421,836
Changes in operating assets & liabilities
Prepaid expenses	47,987	(57,012)
Accounts payable and accrued liabilities	1,107,577	147,964
Related party advances	(2,800)	1,800
Deferred revenue	(96,546)	(54,768)
Net cash used in operating activities of continuing operations	(2,356,879)	(4,270,001)
Net cash used in operating activities of discontinued operations	(429,572)	(291,879)
Net cash used in operating activities	(2,786,451)	(4,561,880)

Cash Flows from Investing Activities
Capital expenditures	(24,456)	(412,892)
Net cash used in investing activities of continuing operations	(24,456)	(412,892)
Net cash provided (used) in investing activities of discontinued operations	87,869	(165,000)
Net cash provided (used) in investing activities	63,413	(577,892)

Cash Flows from Financing Activities
Proceeds from notes payable	1,326,448	150,000
Proceeds from convertible notes payable	1,465,602	4,178,506
Repayments of convertible notes payable	(108,371)	(432,363)
Repayments of notes payable	–	(19,653)
Stock repurchases	–	(74,700)
Issuance of common stock	–	1,225,000
Net cash provided by financing activities of continuing operations	2,683,679	5,026,790
Net cash provided by financing activities of discontinued operations	–	–
Net cash provided by financing activities	2,683,679	5,026,790

Decrease in Cash	(39,359)	(112,982)

Cash at beginning of period	39,623	122,176

Cash and cash equivalents at end of period	$264	9,194
Less: cash and cash equivalents classified as discontinued operations	–	–
Cash and cash equivalents at end of period from continuing operations	$264	$9,194

Supplemental Cash Flow Information
Cash paid for interest	$114,651	9,534
Cash paid for income taxes	$–	–

Non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$654,348	242,400
Initial recognition of derivative liability as debt discount	$478,090	1,044,001
Net assets disposed of	$87,869	–

See accompanying condensed notes to the unaudited consolidated financial statements

B2Digital, Incorporated

Condensed Notes to Consolidated Financial Statements

December 31, 2022 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We are the premier development league for mixed martial arts (“MMA”). We operate in two major branded businesses: The B2 Fighting Series and The ONE More Gym Official B2 Training Facilities Network. We primarily derive revenues from live event ticket sales, pay-per-view ticket sales, content media marketing, and fitness facility memberships.

The Company’s Live Events business (the B2 Fighting Series) is primarily engaged with scheduling, organizing, and producing live MMA events, marketing those events, and generating both live audience and PPV ticket sales, as well as creatively marketing the archived content generated through its operations in this business. We also plan to generate additional revenues over time from endorsement deals with global brands as its audience grows. The B2 Fighting Series is licensed in 18 U.S. states to operate LIVE MMA Fights. Most B2 Fighting Series events sell out at the gate.

Our Chairman and CEO is Greg P. Bell. Mr. Bell has over 30 years of global experience developing more than 20 companies in the sports, television, entertainment, digital distribution, and banking transaction industries. Capitalizing on the combination of his expertise, relationships, and experience as well as his involvement with more than 40,000 live events over his career for major sports leagues and entertainment venues, we are in the process of developing and acquiring companies to become a premier vertically integrated live event sports company.

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

The Company changed the presentation of prior year cost of sales to operating expenses. It’s the opinion of management that with all of B2’s business expenses are operating in nature. The nature of the gym’s expenses for payroll, leasing and utilities do not directly derive income in the form of memberships and services generated by the gym on a daily basis. Secondarily, the nature of the MMA LIVE Fights’ expenses also does not directly affect or derive income in the form of ticket, merchandise and concession sales generated by live MMA events. Therefore, we believe the traditional cost of goods sold expense items should be eliminated from both business income statements and all expenses should be reported as operating expense to more accurately reflect the true nature of the business. Traditional line items such as raw materials, labor associated with the production of finished goods and depreciation and amortization of machinery and intangibles associated with converting raw materials into finished goods do not exist in either of these businesses. As such for the three and nine months ended December 31, 2021, approximately $327,682 and $531,184 of cost of sales was reclassified as operating expense, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at December 31, 2022 and March 31, 2022, respectively.

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

Assets Held for Sale

We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheets as Net assets held for sale. During the third quarter of fiscal 2023 management initiated the sale of the gyms located in Alabama: One More Gym Tuscaloosa, LLC and One More Gym Birmingham, LLC.

Discontinued Operations

Discontinued operations comprise those activities disposed of during the period or classified as held for sale at the end of the period. It represents a separate, major line of business clearly distinguished for operational and financial reporting purposes. Due to the efforts of the Company to sell One More Gym Tuscaloosa, LLC and One More Gym Birmingham, LLC the assets and liabilities were written down to fair value and an impairment loss was recognized. At this time the Company does not intend to continue the fitness business. See Note 3.

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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. The assets, liabilities, income, and cash flows of the Company have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the Company’s reclassification of the fitness business to discontinued operations. The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, restricted stock awards and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2022, the convertible notes are indexed to 86,458,200,000 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share for the nine months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Basic and diluted
Net loss from continuing operations	$(19,221,411)	$(5,959,714)
Net loss from discontinued operations	$(648,299)	(351,926)
Net loss from operations	$(19,869,710)	$(6,311,640)

Net loss per share from continuing operations
Basic	$(0.008)	$(0.004)
Diluted	$(0.008)	$(0.004)
Net loss per share from discontinued operations
Basic	$(0.000)	$(0.001)
Diluted	$(0.000)	$(0.001)
Net loss per share from operations
Basic	$(0.008)	$(0.005)
Diluted	$(0.008)	$(0.005)

Weighted average number of shares outstanding:
Basic & diluted	2,446,125,019	1,341,287,504

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options and stock awards, whether held by employees or others. As of December 31, 2022, there were no options outstanding.

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

NOTE 3 – DISCONTINUED OPERATIONS

Discontinued operations comprise those activities disposed of during the period or classified as held for sale at the end of the period. It represents a separate, major line of business clearly distinguished for operational and financial reporting purposes. Due to the efforts of the Company to sell One More Gym Tuscaloosa, LLC and One More Gym Birmingham, LLC the assets and liabilities were written down to fair value and an impairment loss was recognized.

The revenues and expenses associated with discontinued operations included in the Company’s consolidated income statement for the three and nine months ended December 31, 2022 and 2021 were as follows:

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Revenue from discontinued operations
Gym revenue	63,688	348,850	501,214	1,058,863

Operating expenses from discontinued operations
Sales and marketing	–	5,170	5,102	14,178
Utilities	9,514	42,268	60,737	126,611
Leasing expense	8,069	138,859	132,492	417,296
Payroll expense	30,229	174,179	226,392	456,461
General and administrative	322,351	124,560	417,357	401,904
Loss on impairment of assets	300,475	–	300,475	–
Total general and administrative corporate expenses from discontinued operations	670,638	485,036	1,142,555	1,416,450

Loss from discontinued operations	(606,950)	(136,186)	(641,341)	(357,587)

Other income (expense):
Gain on forgiveness of loan	–	–	–	7,704
Gain (loss) on sale of assets	–	100	(6,958)	1,240
Interest expense	–	(929)	–	(3,283)
Total other expense	–	(829)	(6,958)	5,661

Net loss on discontinued operations	$(606,950)	$(137,015)	$(648,299)	$(351,926)

Basic and diluted earnings per share on net loss from discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.001)

Weighted average shares outstanding	3,207,338,338	1,452,481,989	2,446,125,019	1,341,287,504

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2022, the Company had a net loss from operations of $19,869,710, had net cash used in operating activities of $2,786,451 had negative working capital of $29,223,126, accumulated deficit of $40,343,777 and stockholders’ deficit of $28,828,556. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – REVENUE

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

Information about the Company’s net sales by revenue type for the three and nine months ended December 31, 2022 and 2021 are as follows:

	For the three months ended
	December 31,	December 31,
	2022 (Unaudited)	2021 (Unaudited)
Live events	$77,847	$263,782

	For the nine months ended
	December 31,	December 31,
	2022 (Unaudited)	2021 (Unaudited)
Live events	$576,138	$782,544

All revenue is derived in the United States.

Information about the Company’s deferred revenue for the nine months ended December 31, 2022 and 2021 are as follows:

	As of
	December 31,	December 31,
	2022	2021
Balance at beginning of fiscal year	$104,704	$119,504
Deferral of revenue	559,775	711,281
Recognition of unearned revenue	(656,321)	(766,049)
Balance at December 31	$8,158	$64,736

Deferred revenue for the periods ended December 31, 2022 and March 31, 2022 was $8,158 and $104,704, respectively. This deferred revenue represents deferred gym memberships fees and tickets pre-sold for live events, which pertain to performance obligations not realized as of December 31, 2022 and March 31, 2022.

Revenue recognized for the nine months ended December 31, 2022 and 2021, which was included in the unearned revenue liability balance at the beginning of the year, was $656,321 and $766,049, respectively. This revenue represents gym membership fees and live event sales for performance obligations met in the nine months ended December 31, 2022 and 2021.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022

Gym equipment	$–	$229,821
Cages	151,009	151,009
Event assets	122,795	122,795
Furniture and fixtures	–	19,366
Production truck gear	11,740	11,740
Production equipment	80,965	80,965
Venue lighting system	38,266	38,266
Leasehold improvements	4,452	126,851
Electronics hardware and software	191,299	181,720
Trucks trailers and vehicles	289,028	289,028
	889,554	1,251,561
Less: accumulated depreciation	(361,304)	(267,344)
	$528,250	$984,217

Depreciation expense related to these assets for the three months ended December 31, 2022 and 2021 amounted to $66,015 and $76,523, respectively. Depreciation expense related to these assets for the nine months ended December 31, 2022 and 2021 amounted to $197,490 and $210,663, respectively.

As of December 31, 2022 the Company has deemed the assets of One More Gym Birmingham LLC and One More Gym Tuscaloosa LLC to be impaired. The Company recorded a loss of $300,475 on the impairment.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at December 31, 2022 and March 31, 2021:

	As of	As of
	December 31, 2022	March 31, 2022

Licenses	$–	$142,248
Software/website development	12,585	12,585
Customer relationships	–	60,322
	12,585	215,155
Less: accumulated amortization	(9,563)	(169,940)
	$3,022	$45,215

Licenses are amortized over five years, whereas customer relationships and software/website development are amortized over three years. Amortization expense related to these assets for the three months ended December 31, 2022 and 2021 amounted to $6,075 and $26,190, respectively. Amortization expense related to these assets for the nine months ended December 31, 2022 and 2021 amounted to $18,227 and $78,569, respectively.

Estimated amortization expense for each of the next five years:

Fiscal year ended March 31, 2023	$1,049
Fiscal year ended March 31, 2024	1,973
Total	$3,022

NOTE 8 – BUSINESS DISPOSITION

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

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable as of December 31, 2022 and March 31, 2022:

	As of December 31, 2022	As of March 31, 2022
Notes Payable:
SBA EIDL Loan	$10,000	$10,000
SBA Loan Payable B2 Digital	97,200	97,200
GS Capital, LLC	1,352,500	153,000
SBA Loan (Hillcrest)	35,400	35,400
Advantage Platform	222,650	–
	$1,717,750	$295,600

Notes Payable – in default
Emry Capital $14,000, 4% loan with principal and interest due April, 2021	14,000	14,000
WLES LP LLC $60,000, 5% loan due January 15, 2022	30,000	30,000
	$44,000	$44,000

Total notes payable	1,761,750	339,600
Less: long-term	–	(30,000)
Less: discount on notes payable	(93,310)	–
Total notes payable, current portion	$1,668,440	$309,600

During the nine months ended December 31, 2022, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Advantage Platform. In exchange for $300,000 the Company agreed to release future revenue to Advantage in the amount of $14,400 for 30 weeks. The Company accounted for this agreement as a debt under guidance from ASC 470-10-25-2. This transaction does not purport a sale of the Company, the Company continues to be involved in the daily operations and generation of cash flow, the transaction is cancelable by either party and with a lump sum payment or other transfer of assets to Advantage by the Company, the agreement explicitly limits Advantage’s rate of return, Advantage has several other entities in its portfolio and has any recourse to the Company relating to the payments due under the agreement.

As of December 31, 2022, the Company has paid $77,350 to Advantage Platform and has not received notice of default from the lender.

As of December 31, 2022, the Emry Capital note is in default. However, the note is not subject to any default provisions.

As of December 31, 2022, the WLES LP LLC note is in default. However, the note is not subject to any default provisions.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

The following is a summary of convertible notes payable:

	December 31, 2022	March 31, 2022
Face value	$8,946,968	$7,951,563
Unamortized discount	(478,997)	(1,916,473)
Carrying value	$8,467,971	$6,035,090

Between April 1, 2022, and December 31, 2022, the Company issued to “accredited investors,” Convertible Promissory Notes aggregating a principal amount of $1,588,598. The Company received an aggregate net proceeds of $1,434,450 after $122,998 in original note discount and $31,150 legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rates ranging from eight percent (8%) per annum to twelve percent (12%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

The notes have varying conversion rates. The outstanding principal amount of the Notes is convertible into the Company’s common stock at a contractual conversion rate depending on the Note terms, number of months held and conversion prices exercised by other Convertible Promissory Note holders.

On October 1, 2022, the Notes having maturity dates prior to March 1, 2023 were extended to July 31, 2023, and the lender waived all penalty interest for non-payment.

During the nine months ended December 31, 2023 a Note in the amount of $88,400 was paid in cash on April 4, 2022. The Company recognized a gain on extinguishment of debt in the amount of $71,799, related to the write off of the derivative liability.

The Company was notified during the three months ended December 31, 2022, of a note in default. The default provision of the note provided the note holder a penalty fee of $118,818. The penalty was recorded to interest expense. The note was subsequently, fully converted into shares of common stock. The Company has not received notice of default from any of the other note holders.

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

The net proceeds were allocated to the compound embedded derivative and original issue discount. The notes will be amortized up to its face value over the life of the Notes based on an effective interest rate. Amortization expense and interest expense for the nine months ended December 31, 2022, is as follows:

	December 31, 2022	December 31, 2021
Interest Expense	$620,905	$91,752

Amortization of debt discount	$2,185,141	$221,228

Debt conversions

During the nine months ended December 31, 2022, the Company repaid a Note in cash. The principal balance was $88,400 and the accrued interest was $4,476. The prepayment fee was $15,495. The Company repaid $108,371. As of the repayment dates, the derivative liability related to Notes was $73,673. As a result, the Company recorded a gain of extinguishment in the amount of $73,673.

During the nine months ended December 31, 2022, $615,812 of principal balance and $38,536 of accrued interest associated with Notes was converted into 3,366,581,899 shares of common stock having a fair value of $1,240,425. The derivative liability related to the notes converted was $544,881. As a result, the Company recorded a loss on extinguishment of debt of $30,196 and legal fees of $11,000.

Between the loss on extinguishment of debt related to the conversions above and the gain on extinguishment related to the repayment, the total gain was $43,477.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2022:

	December 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	86,458,200,000	(17,291,640)
Total	86,458,200,000	(17,291,640)

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2022:

	March 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives	4,418,910,016	$(3,831,191)
Total	4,418,910,016	$(3,831,191)

The following table summarizes the effects on the Company’s (loss) gain associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Change in fair value of compound embedded derivatives	$(8,688,144)	(66,894)
Initial derivative expense	(98,877)	(45,485)
Total	$(8,787,021)	(112,379)

The following table summarizes the effects on the Company’s (loss) gain associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Change in fair value of compound embedded derivatives	$(12,980,720)	(421,836)
Initial derivative expense	(478,090)	(45,485)
Total	$(13,458,810)	(467,321)

The Company’s Convertible Promissory Notes issued between October 4, 2019 and December 31, 2022 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

December 31, 2022
Quoted market price on valuation date	$0.0002
Contractual conversion rate	$0.0001 - $0.0002
Contractual term to maturity	0 – 0.91 Years
Equivalent Volatility	268.22% - 399.05%
Interest rate	8% - 12%

The following table reflects the issuances of compound embedded derivatives and the changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended December 31, 2022 and March 31, 2022.

	December 31,	March 31,
	2022	2022

Beginning balance	$3,831,191	$1,137,623
Issuances:
Compound embedded derivatives	618,321	2,038,843
Conversions	(544,881)	(328,638)
Derivative extinguished / debt repaid in cash	(71,801)	(243,300)
Loss on changes in fair value inputs and assumptions reflected in income	12,980,720	1,181,178
Initial derivative expense	478,090	45,485
Total	$17,291,640	$3,831,191

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

Common Stock Issuances for the nine months ended December 31, 2022

Common Stock Issued for Conversion of Notes

Between April 1, 2022 and December 31, 2022, the Company issued 3,366,581,899 shares in exchange for $615,810 in principal and $38,537 in accrued interest in connection with Promissory Notes with conversion prices ranging from a low of $0.000063 to a high of $0.0013020.

Common Stock Issued for Services

On December 12, 2022, Company issued 25,000,000 shares of stock to New to the Street Group in exchange for services valued at $5,000.

Common Stock Issuances for the nine months ended December 31, 2021

Common Stock Issued for Cash

Between April 1, 2021 and December 31, 2021, the Company issued 295,000,000 shares of stock to various investors for $1,180,000.

Common Stock Issued for Services

Between April 1, 2021 and December 31, 2021, the Company issued 5,500,000 shares of common stock in exchange for services valued at $23,650.

NOTE 13 – LEASES

Tuscaloosa Lease

In connection with the acquisition of Hillcrest Fitness LLC on December 1, 2021, the Company acquired a facilities lease at 6551 Highway 69 South, Tuscaloosa, AL 35405. The monthly lease payments are $6,000 and the lease expires on March 6, 2024.

The Tuscaloosa facility was classified in discontinued operations as December 31, 2022. The lease has a noncancelable term through March 6, 2024. The Company will continue to lease the facility until operations end or the business unit is sold.

Birmingham Lease

In connection with the acquisition of Club Fitness LLC on April 1, 2021, the Company acquired a facility lease at 2520 Moody Parkway, Mood, AL 35004. The monthly lease payments are $6,000 and the lease expires on April 30, 2026.

The Birmingham facility was classified in discontinued operations as December 31, 2022. The lease has a noncancelable term through April 30, 2026. The Company will continue to lease the facility until operations end or the business unit is sold.

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

Right-of-use asset is summarized below:

December 31, 2022
Tuscaloosa Additional Lease
Office lease	$77,119
Less: accumulated amortization	(13,614)
Right-of-use asset, net	$63,505

Operating lease liability is summarized below:

	December 31, 2022
	Discontinued Operations	Tuscaloosa Additional Lease	Total
Office lease	$316,109	63,505	379,614
Less: current portion	(118,942)	(13,939)	(132,881)
Long term portion	$197,167	49,566	246,733

Maturity of the lease liability is as follows:

	December 31, 2022
	Discontinued Operations	Tuscaloosa Additional Lease	Total
Fiscal year ending March 31, 2023	$36,000	4,875	40,875
Fiscal year ending March 31, 2024	144,000	19,500	163,500
Fiscal year ending March 31, 2025	102,000	19,500	121,500
Fiscal year ending March 31, 2026	72,000	19,500	91,500
Fiscal year ending March 31, 2027	6,000	13,000	19,000
Present value discount	(43,891)	(12,870)	(56,761)
Lease liability	$316,109	63,505	379,614

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

NOTE 15 – SUBSEQUENT EVENTS

Convertible Promissory Notes

On January 3, 2023, the Company entered into an agreement with Mast Hill pursuant to which the company issued to Mast Hill a Promissory Note in the aggregate principal amount of $335,000. The Note has a maturity date of January 3, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (12%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill as set forth in the note.

On February 10, 2023, the Company entered into an agreement with Mast Hill pursuant to which the company issued to Mast Hill a Promissory Note in the aggregate principal amount of $221,500. The Note has a maturity date of February 10, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of (12%) per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment to Mast Hill as set forth in the note.

Stock

Between January 1, 2023, and the filing date the Company has issued 2,657,682,155 shares of common stock in connection with the conversion of $220,560 in principal and $11,293 in accrued interest pursuant to various notes outstanding as of December 31, 2022.

On January 24, 2023, with Mr. Bell abstaining, the board of directors of the Company approved the filing of an amendment to the Certificate of Designation of the Series B Convertible Stock pursuant to which the section titled “Voting, Liquidation, Dividends, and Redemption” was revised to the following: “Voting, Liquidation, Dividends, and Redemption. On all matters to be voted on by the holders of Common Stock, the Holders of Series B Preferred Stock shall be entitled to three hundred and sixty (360) votes for each share of Series B Preferred Stock held of record. On all such matters, the holders of Common Stock and the Holders of Series B Preferred Stock shall vote together as a single class. If the Company effects a stock split which either increases or decreases the number of shares of Common Stock outstanding and entitled to vote, the voting rights of the Series B Preferred Stock shall not be subject to adjustments unless specifically authorized. The shares of Series B Convertible Preferred Stock shall (i) not have a liquidation preference; (ii) not accrue, earn, or participate in any dividends; and (iii) not be subject to redemption by the Corporation.”

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

Critical Accounting Policies

Basis of Accounting

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in four financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits or $250,000. The Company did not have any cash in excess of FDIC limits at December 31, 2022 and March 31, 2022, respectively.

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

Assets Held for Sale

We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale. During the fourth quarter of fiscal 2022 management initiated the sale of the gyms located in Indiana: One More Gym, LLC One More Gym Valparaiso, and One More Gym Merrillville.

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

Discontinued Operations

Discontinued operations comprise those activities disposed of during the period or classified as held for sale at the end of the period. It represents a separate, major line of business clearly distinguished for operational and financial reporting purposes. Due to the efforts of the Company to sell One More Gym Tuscaloosa, LLC and One More Gym Birmingham, LLC the assets and liabilities were written down to fair value and an impairment loss was recognized.

Income Taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of Operations in the period that includes the enactment date. Through December 31, 2022, the Company has an expected loss. Due to uncertainty of realization for these losses, a full valuation allowance is recorded. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three months ended December 31, 2022, the Company classified the two remaining gyms as discontinued operations and recorded an impairment loss of $300,475.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2022 and March 31, 2022, the Company did not carry any finished goods inventory.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2022, the convertible notes are indexed to 86,458,200,000 shares of common stock.

The following table sets for the computation of basic and diluted earnings per share the three months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Basic and diluted
Net loss from continuing operations	$(10,153,004)	$(2,556,102)
Net loss from discontinued operations	$(606,950)	$(137,015)
Net loss from operations	$(10,760,485)	$(2,693,117)

Net loss per share from continuing operations
Basic	$(0.003)	$(0.002)
Diluted	$(0.003)	$(0.002)
Net loss per share from discontinued operations
Basic	$(0.000)	$(0.000)
Diluted	$(0.000)	$(0.000)
Net loss per share from operations
Basic	$(0.003)	$(0.002)
Diluted	$(0.003)	$(0.002)

Weighted average number of shares outstanding:
Basic & diluted	3,207,338,338	1,452,481,989

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Accounting for Stock Compensation, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC.

Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2022, there were no options outstanding.

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

Results of Operations for the three months ended December 31, 2022 compared to the three months ended December 31, 2021

Revenue

We had total revenues of $77,847 for the three months ended December 31, 2022, versus revenues of $263,782 for the three months ended December 31, 2021. There was a decrease in live event revenue of $185,935, or 70%, due to a decrease in the number of live events held during the period.

Operating Expenses

Operating expenses are all expenses including merchant fees, payroll, utilities, professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships, and other expenses. We incurred operating expenses of $242,009 for the three months ended December 31, 2022, versus operating expenses of $2,305,240 for the three months ended December 31, 2021. The decrease of $2,063,231 was primarily due to a decrease in the number of live events, the sale of three gym locations and the classification of the remaining gyms in discontinued operations.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $72,090 for the three months ended December 31, 2022, versus depreciation expense of $102,713 for the three months ended December 31, 2021. The decrease of $30,623 was due to a decrease in capitalized assets and intangible assets as a result of the disposal of gym assets. Also, the Company did not purchase any capital assets during the quarter.

Other Income (Expense)

Our other income and expenses include loss on extinguishment of debt, financing expense, change in fair value of derivative liabilities, day-one derivative expense and interest expense. We incurred other expenses of $9,988,842 for the three months ended December 31, 2022, versus other expense of $514,644 for the three months ended December 31, 2021. The increase in other expenses of $9,474,198 was primarily due to a decrease in the fair value of derivatives and increases in day-one derivative expense, loss on extinguishment of debt, and interest expense.

Net Losses

We incurred a net loss from continuing operations of $10,153,004 for the three months ended December 31, 2022, versus a net loss from continuing operations of $2,556,102 for the three months ended December 31, 2021. The $7,596,903 additional loss is a result of the Company’s net operating loss and other expense related to the change in fair value of derivatives associated with Convertible Promissory Notes.

Results of Operations for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021

Revenue

We had total revenues of $576,138 for the nine months ended December 31, 2022, versus revenues of $782,544 for the nine months ended December 31, 2021. There was a decrease in live event revenue of $206,406, or 26%, due to a decrease in live events held during the period.

Operating Expenses

Operating expenses are all expenses including merchant fees, payroll, utilities, professional fees, all costs associated with marketing, press releases, public relations, rent, sponsorships, and other expenses. We incurred operating expenses of $3,225,595 for the nine months ended December 31, 2022, versus operating expenses of $5,501,137 for the nine months ended December 31, 2021. The decrease of $2,275,542 was primarily due to a decrease in the number of live events, decreased operations as a result of the disposal of three gym locations and the classification of the remaining gyms as discontinued operations.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $215,717 for the nine months ended December 31, 2022, versus depreciation expense of $289,232 for the nine months ended December 31, 2021. The decrease of $73,515 was due to a reduction of capital assets purchased and the disposition of three gym locations over the period.

Other Income (Expense)

Our other income and expenses include gain on sale of assets, gain on extinguishment of debt, financing expense, change in fair value of derivative liabilities, day-one derivative expense and interest expense. We incurred other expenses of $16,571,954 for the nine months ended December 31, 2022, versus other expense of $1,241,121 for the nine months ended December 31, 2021. The increase in other expenses of $15,330,833 was primarily due to a decrease in the fair value of derivatives and increases in day-one derivative expense and interest expense.

Net Losses

We incurred a net loss from continuing operations of $19,221,411 for the nine months ended December 31, 2022, versus a net loss of $5,959,714 for the nine months ended December 31, 2021. The $13,261,698 additional loss is a result of the company’s net operating loss and other expense related to the change in fair value of derivatives associated with Convertible Promissory Notes.

Current Liquidity and Capital Resources for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021

	December 31,
	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(2,786,451)	$(4,561,880)
Net cash provided by (used in) investing activities	63,413	(577,892)
Net cash provided by financing activities	2,683,679	5,026,790
Net decrease in cash and cash equivalents	(39,359)	(112,982)
Beginning cash and cash equivalents	39,623	122,176
Ending cash and cash equivalents	$264	$9,194

Operating Activities

Cash used in operations of $2,786,451 during the nine months ended December 31, 2022 was primarily a result of our $19,869,710 net loss from operations reconciled with our net non-cash expenses relating to depreciation expense, prepaid expenses, accounts payable, accrued liabilities, gain on extinguishment of debt, amortization of debt discount, initial derivative expense, changes in fair value of derivative liabilities and deferred revenue. Cash used in operations of $4,561,880 during the nine months ended December 31, 2021 was primarily a result of our $6,311,640 net loss from operations reconciled with our net non-cash expenses relating to stock compensation, depreciation expense, prepaid expenses, accounts payable, accrued liabilities, amortization of debt discount, changes in fair value of derivative liabilities and deferred revenue.

Investing Activities

Net cash provided by investing activities for the nine months ended December 31, 2022 of $63,413 resulted from the disposition of gym locations partially offset by capital expenditures. Net cash used in investing activities for the nine months ended December 31, 2021 of $577,892 resulted from business acquisitions and capital expenditures.

Financing Activities

Net cash provided by financing activities was $2,683,679 for nine months ended December 31, 2022, which consisted primarily of proceeds from notes payable less repayment of notes payable. Net cash provided by financing activities was $5,026,790 for nine months ended December 31, 2021, which consisted primarily of proceeds from notes payable less repayments of notes payable, proceeds from the conversion of existing notes payable and the issuance of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the remainder of fiscal year 2023 and for 2024 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2022, the Company had a net loss from operations of $19,869,710, had net cash used in operating activities of $2,786,451, had negative working capital of $29,223,126, accumulated deficit of $40,343,777 and stockholders’ deficit of $28,828,556. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Greg P. Bell, who serves as our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bell, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on his evaluation, Mr. Bell concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

Convertible Note Issuances

From October 1, 2022, through December 31, 2022, the Company issued to an “accredited investor,” a Convertible Promissory Note in the principal amount of $266,000. The Company received an aggregate net proceeds of $215,250 after $26,600 in original note discount and $24,150 in legal fees. The Company has agreed to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum from the dates on which Notes are issued until the same becomes due and payable, whether at maturity or upon acceleration, prepayment or otherwise. The Company shall have the right to prepay the Notes, provided it makes a payment as set forth in the agreements.

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

Shares Issued Pursuant to Note Conversions

During the three months ended December 31, 2022, lenders converted an aggregate of $654,347 in principal and accrued and unpaid interest of their promissory notes into an aggregate of 3,366,581,899 shares of our Common Stock. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Miscellaneous Share Issuances

On December 12, 2022, Company issued 25,000,000 shares of stock to New to the Street Group in exchange for services rendered. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

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

B2Digital, Incorporated

Date: February 21, 2023	By	/s/ Greg P. Bell
Greg P. Bell, Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)

